Form 10QSB
period 2002-05-31
LINK MEDIA PUBLISHING LTD
filed 2002-07-11
CIK 1171546

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                               FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2002

[   ]   Transition Report pursuant to 13 or 15(d) of the Securities Exchange
        Act of 1934

        For the transition period                  to
                                  ----------------    ----------------

        Commission File Number   333-86706
                               ---------------


                          Link Media Publishing Ltd.
--------------------------------------------------------------------------------
       (Exact name of small Business Issuer as specified in its charter)


            Nevada                                          98-0375957
-------------------------------------      -------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
------------------------------
incorporation or organization)
------------------------------


Suite 804-750 West Pender Street
Vancouver, British Columbia, Canada                         V6C 2T8
-------------------------------------      -------------------------------------
(Address of principal executive offices)            (Postal or Zip Code)


Issuer's telephone number, including area code:     604-682-8468
                                                  ------------------------------


                                    None
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   [ X ] Yes  [   ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,390,367 Shares of $0.001 par value Common Stock outstanding as of May 31, 2002.

                         PART 1 - FINANCIAL INFORMATION


Item 1.   Financial Statements


The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

                            LINK MEDIA PUBLISHING LTD.

                     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002

                                  (Unaudited)








CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                            LINK MEDIA PUBLISHING LTD.

                           CONSOLIDATED BALANCE SHEETS


                                                          May 31,   February 28,
                                                           2002         2002
================================================================================
                                                        (Unaudited)
--------------------------------------------------------------------------------

                                      ASSETS

CURRENT ASSETS
   Cash                                              $    33,947   $     54,711
   Accounts receivable                                    28,469         21,932
   Prepaids                                               12,411          4,969
   Other receivables                                       7,078          7,581
--------------------------------------------------------------------------------
                                                          81,905         89,193

PROPERTY, PLANT AND EQUIPMENT                                772           -
GOODWILL (Note 4)                                         41,075         41,075
--------------------------------------------------------------------------------
                                                     $   123,752   $    130,268
================================================================================


                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                 $     18,085   $     21,548
   Deferred revenue                                        3,670          6,522
   Due to related parties (Note 3)                        21,242         30,860
--------------------------------------------------------------------------------
                                                          42,997         58,930
--------------------------------------------------------------------------------

CONTINGENCIES (Note 1)

STOCKHOLDERS' EQUITY
  Capital stock (Note 5)
   Common stock, $0.001 par value,
     70,000,000 shares authorized
   Preferred stock, $0.001 par value,
     5,000,000 shares authorized
   6,390,367 common shares issued and outstanding
     (February 28, 2002 - 6,100,000 shares)                6,390          6,100
   Additional paid-in capital                             86,820           -
  Share subscriptions received (Note 5)                     -            71,300
  Deficit                                                (12,455)        (6,062)
--------------------------------------------------------------------------------
                                                          80,755         71,338
--------------------------------------------------------------------------------
                                                    $    123,752   $    130,268
================================================================================

   The accompanying notes are an integral part of these interim consolidated financial statements

                            LINK MEDIA PUBLISHING LTD.

                    INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                    January 29,
                                                   Three month         2002
                                                   period ended   (inception) to
                                                   May 31, 2002    May 31, 2002
================================================================================
REVENUE                                             $     16,280   $     16,280
--------------------------------------------------------------------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Commissions                                             2,082          2,082
   Consulting fees                                         3,678          6,878
   Office and general                                      4,822          4,834
   Printing and design                                     4,066          4,066
   Professional fees                                       8,025         10,875
--------------------------------------------------------------------------------
                                                          22,673         28,735
--------------------------------------------------------------------------------
NET LOSS FOR THE PERIOD                             $     (6,393)  $    (12,455)
================================================================================

BASIC NET LOSS PER SHARE                            $      (0.00)  $      (0.00)
================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             6,295,682      4,417,647
================================================================================

    The accompanying notes are an integral part of these interim consolidated financial statements

                            LINK MEDIA PUBLISHING LTD.

                    INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    January 29,
                                                   Three month         2002
                                                   period ended   (inception) to
                                                   May 31, 2002    May 31, 2002
================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the period                          $     (6,393)  $    (12,455)
   Adjusted for item not involving cash:
    Net changes in non-cash working capital items        (19,791)       (13,741)
--------------------------------------------------------------------------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES              (26,184)       (26,196)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                 (772)          (772)
   Net advances to B2B prior to acquisition                 -           (20,077)
--------------------------------------------------------------------------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                 (772)       (20,849)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common share subscriptions
    and issuances                                         15,810         90,610
   Net repayments to related party                        (9,618)        (9,618)
--------------------------------------------------------------------------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                   6,192         80,992
--------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                              (20,764)        33,947

CASH, BEGINNING OF PERIOD                                 54,711           -
--------------------------------------------------------------------------------

CASH, END OF PERIOD                                 $     33,947   $     33,947
================================================================================




NON-CASH TRANSACTIONS - See Note 4.


    The accompanying notes are an integral part of these interim consolidated financial statements

                            LINK MEDIA PUBLISHING LTD.

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31, 2002
================================================================================
                                   (Unaudited)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc., a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares of the Company. The Company is planning to go public by way of a registration statement filed with the Securities and Exchange Commission and intends to list its shares for trading on the OTCBB upon approval by the SEC.

The Company has incurred losses since inception totalling $12,455 and its ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company's ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2002 included in the Company's Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Organization
The Company was incorporated on January 29, 2002 in the State of Nevada. The Company's fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Business to Business Publishing Inc., incorporated on December 15, 2000 in British Columbia, Canada and acquired on February 22, 2002. All significant intercompany transactions and account balances have been eliminated.



Use of Estimates and Assumptions
Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

                            LINK MEDIA PUBLISHING LTD.

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31, 2002
================================================================================
                                   (Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)
--------------------------------------------------------------------------------

Revenue Recognition
The Company generates revenue from selling advertising space on industry-specific wall planners which the Company produces and distributes to target markets. The Company records advertising revenue upon completion of printing of the related calendars. Customer deposits received in advance of publication are recorded as deferred revenue.

Fair Value of Financial Instruments
In accordance with the requirements of SFAS No. 107, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the instruments.

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-Based Compensation
The Company has not adopted a stock option plan and accordingly has no stock-based compensation.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Goodwill
The Company has adopted the provisions of the Financial Accounting Standards Board ("FASB") issued Statement No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), which requires that goodwill not be amortized. SFAS requires that the Company review goodwill at least annually to determine if an impairment has occurred and if so that goodwill should be reduced accordingly.

NOTE 3 - RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

Upon acquisition of Business to Business Publishing Inc. ("B2B") the directors of B2B were appointed directors of the Company.

At May 31, 2002 $21,242 is owing to a director for cash advances which is non-interest bearing and has no specific terms of repayment.

                            LINK MEDIA PUBLISHING LTD.

                 NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                   MAY 31, 2002
================================================================================
                                   (Unaudited)


NOTE 4 - ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC. "(B2B")
--------------------------------------------------------------------------------

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 shares of the Company. B2B was incorporated in British Columbia on December 15, 2000 and commenced operations on July 1, 2001.

This acquisition has been accounted for using the purchase method of accounting. The value assigned to the capital stock of the Company issued for the acquisition is equal to the par value of the capital stock of the Company.

The fair value of B2B's assets and liabilities upon the acquisition is as follows:

        Cash                                                          $   9,923
        Accounts receivable                                              21,932
        Other receivables                                                 7,581
        Prepaids                                                          4,969
        Goodwill                                                         41,075
                                                                      ---------
        Total assets                                                     85,480

        Less: Accounts payable                                          (15,498)
              Deferred revenue                                           (6,522)
              Due to related parties                                    (60,860)
                                                                      ---------

        Purchase price - 2,600,000 common shares at $0.001 per share  $   2,600
                                                                      =========


NOTE 5 - CAPITAL STOCK
--------------------------------------------------------------------------------

The Company's capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the quarter ended May 31, 2002 the Company completed a private placement for $87,110 and issued 290,367 common shares at a price of $0.30 per share.

To May 31, 2002, the Company has not granted any stock options and has not recorded any stock-based compensation.

Item 2. Plan of Operation

Link Media Publishing Ltd. ("the Company") was incorporated in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2b"), a British Columbia, Canada corporation, in consideration of 2,600,000 restricted shares of its common stock and by advancing B2b with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2b has become a wholly owned subsidiary of the Company and their operations have been merged.

The Company through B2b, which has no salaried employees, is considered a start-up corporation involved in the production and distribution of industry specific and special interests wall planners. The wall planners are distributed, free of charge, to targeted professionals or individuals who comprise the industry or interest groups for which the planners are designed and produced. The number of planners distributed may vary from 2,500 to 3,500 depending on the number of professionals and individuals identified in the segmented industry sector in a defined geographical area. All operational functions necessary for the designing, production and distribution of the wall planners are contracted to various printing and publishing independent consultants. The Company generates its revenues from selling advertising space, on its wall planners, to professionals and businesses that wish to advertise their products and services to specific industries and interest groups.

For the period ended May 31, 2002, the Company had total assets of US $123,752, including cash resources of $33,947, accounts receivable of $28,469, prepaid expenses of $12,411, other receivables $7,078 and goodwill of $41, 075. The cash and equivalents represent the Company present source of liquidity.
The Company's liabilities at May 31, 2002 totaled $42,997, of which $18,085 represented accounts payable, $3,670 deferred revenues and $21,242 due to related parties.

During the quarter ended May 31, 2002 the Company raised $87, 110 through a Regulation "S" private placement offering, issuing 290,367 common shares of its capital stock at $0.30 per share.

During the quarter ended May 31, 2002 the Company had total revenues of $16,280 and net losses for the period of $6,393.

The Company has not realized significant revenues for the period and it is presently operating at an ongoing deficit. The Company's ability to continue as an ongoing concern is dependent on its ability to generate additional revenues from its operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

The Company's plan of business is to produce and distribute 10 industry specific wall planners, 8 in the Vancouver area and 2 in the Montreal area, during the initial fiscal year ending February 28, 2003. Funds necessary to produce and distribute the projected publications for the initial fiscal year will be generated from revenues derived from selling advertising space on its wall planners. If additional capital will be required, for the Company to reach a profitable operation, it will be raised through additional public or private placement equity financing as well as borrowing from directors or other sources.

On April 20, 2002, the Company has filed an SB2 Registration Statement with The Security and Exchange Commission of the United States in order to gain a reporting Status in the United States and in order to register its common stock. The Company has also retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers. If such application is approved, the Company intends to have its shares quoted on the OTC Bulletin Board.

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

        The Company issued 290,367 common shares of its capital stock, through a Regulation "S" Offering Memorandum, during the quarter ended May 31, 2002.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Report on Form 8-K

        None

There were no reports filed on Form 8-K during the three month period ended May 31, 2002.





SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Link Media Publishing Ltd.




   /s/ Mario Aiello
-----------------------------
Mario Aiello, Director



Date: July 10, 2002.