Form 10QSB
period 2002-08-31
LINK MEDIA PUBLISHING LTD
filed 2002-10-04
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2002

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to ______________________ to _____________________________

Commission File Number       333-86706

Link Media Publishing Ltd.
_____________________________________________________________________________________________________
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0375957

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Suite 804-750 West Pender Street
Vancouver, British Columbia, Canada	V6C 2T8

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:                                 604-682-8468

None
_________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,390,367 Shares of $0.001 par value Common Stock outstanding as of August 31, 2002.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2002	2002

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$16,705	$54,711
Accounts receivable	26,613	21,932
Prepaids	8,334	4,969
Other receivables	9,551	7,581

	61,203	89,193

PROPERTY, PLANT AND EQUIPMENT	772	-
GOODWILL (Note 4)	41,075	41,075

	$103,050	$130,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$16,891	$21,548
Deferred revenue	-	6,522
Due to related parties (Note 3)	20,557	30,860

	37,448	58,930

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,390,367 common shares issued and outstanding
(February 28, 2002 - 6,100,000 shares)	6,390	6,100
Additional paid-in capital	86,820	-
Share subscriptions received (Note 5)	-	71,300
Deficit	(24,088)	(6,062)
Additional other comprehensive income	(3,520)	-

	65,602	71,338

	$103,050	$130,268

The accompanying notes are an integral part of these interim consolidated financial statements.

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			January 29,
	Three month	Six month	2002
	period ended	period ended	(inception) to
	August 31,	August 31,	August 31,
	2002	2002	2002

REVENUE	$190	$16,470	$16,470

GENERAL AND ADMINISTRATIVE
EXPENSES
Commissions (recovery)	(1,525)	557	557
Consulting fees	1,822	5,500	8,700
Office and general	3,683	8,505	8,517
Printing, design and distribution	2,065	6,131	6,131
Professional fees	4,512	12,537	15,387
Travel and promotion	1,266	1,266	1,266

	11,823	34,496	40,558

NET LOSS FOR THE PERIOD	$(11,633)	$(18,026)	$(24,088)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES	6,390,367	6,343,025
OUTSTANDING

The accompanying notes are an integral part of these interim consolidated financial statements.

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		January 29,
	Six month	2002
	period ended	(inception) to
	August 31,	August 31,
	2002	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,026)	$(24,088)

Adjusted for item not involving cash:
Net changes in non-cash working capital items	(21,195)	(15,145)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(39,221)	(39,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(772)	(772)
Net advances to B2B prior to acquisition	-	(20,077)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(772)	(20,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances	15,810	90,610
Net repayments to related party	(10,303)	(10,303)

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,507	80,307

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON	(3,520)	(3,520)
CASH

INCREASE (DECREASE) IN CASH	(38,006)	16,705

CASH, BEGINNING OF PERIOD	54,711	-

CASH, END OF PERIOD	$16,705	$16,705

NON-CASH TRANSACTIONS – See Note 4.

The accompanying notes are an integral part of these interim consolidated financial statements.

LINK MEDIA PUBLISHING LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2002

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc., a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares of the Company. The Company has completed a registration statement filed with the Securities and Exchange Commission and has listed its shares for trading on the OTC Bulletin Board in the USA.

The Company has incurred losses since inception totalling $24,088 and its ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2002 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on January 29, 2002 in the State of Nevada. The Company’s fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Business to Business Publishing Inc., incorporated on December 15, 2000 in British Columbia, Canada and acquired on February 22, 2002. All significant intercompany transactions and account balances have been eliminated.

Use of Estimates and Assumptions
Preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Cash and Cash Equivalents
The Company considers all liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Stock-Based Compensation
The Company has not adopted a stock option plan and has not granted any stock options. Accordingly no stock-based compensation has been recorded in any period.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Goodwill
The Company has adopted the provisions of the Financial Accounting Standards Board (“FASB”) issued Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill not be amortized. SFAS requires that the Company review the carrying value of goodwill at least annually to determine if an impairment has occurred and if so that goodwill should be reduced accordingly. To date no impairment has been recorded.

NOTE 3 – RELATED PARTY TRANSACTIONS

Upon acquisition of Business to Business Publishing Inc. (“B2B”) the directors of B2B were appointed directors of the Company.

At August 31, 2002 $20,557 is owing to a director for cash advances which is non-interest bearing and has no specific terms of repayment.

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC. “(B2B”)

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

The fair value of B2B’s assets and liabilities upon the acquisition is as follows:

Cash	$9,923
Accounts receivable	21,932
Other receivables	7,581
Prepaids	4,969
Goodwill	41,075

Total assets	85,480

Less: Accounts payable	(15,498)
Deferred revenue	(6,522)
Due to related parties	(60,860)

Purchase price – 2,600,000 common shares at $0.001 per share	$2,600

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the period ended August 31, 2002 the Company completed a private placement of 290,367 common shares at a price of $0.30 per share for total proceeds of $87,110 of which $71,300 had been received as at February 28, 2002.

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

At August 31, 2002, the Company had total assets of US $103,050, including cash resources of $16,705, accounts receivable of $26,613, prepaid expenses of $8,334, other receivables $9,551 and goodwill of $41,075. The cash and equivalents represent the Company present source of liquidity.

The Company’s liabilities at August 31, 2002 totaled $37,448, of which $16,891 represented accounts payable and $20,557 due to related parties.

During the six months ended August 31, 2002 the Company raised $87,110 through a Regulation “S” private placement offering, issuing 290,367 common shares of its capital stock at $0.30 per share.

During the six months ended August 31, 2002 the Company had total revenues of $16,470 and net losses for the period of $18,026.

The Company has not realized significant revenues for the period and it is presently operating at a loss. The Company’s ability to continue as a going concern is dependent on its ability to generate additional revenues from its operations sufficient to generate operating profits. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operations.

The Company's plan of business is to produce and distribute 10 industry specific wall planners, 8 in the Vancouver area and 2 in the Montreal area, during the initial fiscal year ending February 28, 2003. Funds necessary to produce and distribute the projected publications for the initial fiscal year will be generated from revenues derived from selling advertising space on its wall planners or from company’s present cash resources. If additional capital will be required, for the Company to reach a profitable operation, it will be raised through additional public or private placement equity financing as well as borrowing from directors or other sources.

On April 20, 2002, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. The company received its effective status with the SEC on July 12, 2002 therefore becoming a fully reporting entity.

The Company has also retained a market maker to sponsor its 15c211 application with the National Association of Securities Dealers. This application was approved by the NASD and the Company shares are now quoted and trading on the OTC Bulletin Board.

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

Item 2. Changes in Securities

The Company issued 290,367 common shares of its capital stock, through a Regulation “S” Offering Memorandum, during the six months ended August 31, 2002.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

None

There were no reports filed on Form 8-K during the three month period ended August 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Link Media Publishing Ltd.

               /s/ Mario Aiello
Mario Aiello, Director

Date: October 4, 2002.