Form 10QSB
period 2002-11-03
LINK MEDIA PUBLISHING LTD
filed 2003-01-14
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended November 30, 2002

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _________________ to _________________ Commission File Number 333-86706

Link Media Publishing Ltd.

(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0375957

(State or other jurisdiction ofincorporation or organization)	(IRS Employer Identification No.)

Suite 804-750 West Pender Street
Vancouver, British Columbia, Canada	V6C 2T8

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,390,367 Shares of $0.001 par value Common Stock outstanding as of November 30, 2002.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of the results that can be expected for the year ending February 28, 2003.

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2002

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2002	2002

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$5,378	$54,711
Accounts receivable	7,078	21,932
Prepaids	120	4,969
Other receivables	26,025	7,581

	38,601	89,193

FIXED ASSETS, net of depreciation	772	-
GOODWILL (Note 4)	41,075	41,075

	$80,448	$130,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$13,960	$21,548
Deferred revenue	-	6,522
Due to related parties (Note 3)	20,199	30,860

	34,159	58,930

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,390,367 common shares issued and outstanding
(February 28, 2002 - 6,100,000 shares)	6,390	6,100
Additional paid-in capital	86,820	-
Share subscriptions received (Note 5)	-	71,300
Deficit	(45,483)	(6,062)
Additional other comprehensive income	(1,438)	-

	46,289	71,338

	$80,448	$130,268

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

			January 29,
	Three month	Nine month	2002
	period ended	period ended	(inception) to
	November	November	November
	30, 2002	30, 2002	30, 2002

REVENUE	$-	$16,470	$16,470

GENERAL AND ADMINISTRATIVE
EXPENSES
Bad debts	10,680	10,680	10,680
Commissions	-	558	558
Consulting fees	886	6,386	9,586
Office and general	3,316	13,390	13,402
Printing, design and distribution	381	4,942	4,942
Professional fees	6,110	18,647	21,497
Travel and promotion	22	1,288	1,288

	21,395	55,891	61,953

NET LOSS FOR THE PERIOD	$(21,395)	$(39,421)	$(45,483)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES	6,390,367	6,318,770
OUTSTANDING

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

		January 29,
	Nine month	2002
	period ended	(inception) to
	November	November
	30, 2002	30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,421)	$(45,483)
Adjusted for item not involving cash:
Net changes in non-cash working capital items	(12,851)	(6,801)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(52,272)	(52,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(772)	(772)
Net advances to B2B prior to acquisition	-	(20,077)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(772)	(20,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances	15,810	90,610
Net repayments to related party	(10,661)	(10,661)

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,149	79,949

EFFECT OF FOREIGN EXCHANGE RATE CHANGES
ON CASH	(1,438)	(1,438)

INCREASE (DECREASE) IN CASH	(49,333)	5,378

CASH, BEGINNING OF PERIOD	54,711	-

CASH, END OF PERIOD	$5,378	$5,378

NON-CASH TRANSACTIONS - See Note 4.

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2002

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

The Company has incurred losses since inception totalling $45,483 and its ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and conforms with instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the period ended February 28, 2002 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending February 28, 2003.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exc hange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Stock-Based Compensation
The Company has not adopted a stock option plan and has not grantd any stock options. Accordingly no stock-based compensation has been recorded in any period.

Income taxes
The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2002 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

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

At November 30, 2002 $20,199 is owing to a director for cash advances which is non- interest bearing and has no specific terms of repayment.

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC. “(B2B”)

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 shares of the Company. B2B was incorporated in British Columbia on Decemb er 15, 2000 and commenced operations on July 1, 2001.

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

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par va lue of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the period ended November 30, 2002 the Company completed a private placement of 290,367 common shares at a price of $0.30 per share for total proceeds of $87,110 of which $71,300 had been received as at February 28, 2002.

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

At November 30, 2002, the Company had total assets of US $80,448, including cash resources of $5,378, accounts receivable of $7,078, prepaid expenses of $120, other receivables $26,025 and goodwill of $41,075. For the three months ended November 30, 2002, the company’s wholly owned subsidiary has written off a substantial amount of its accounts receivable and has initiated small claim court legal action to recover some of its present accounts receivable. The cash and equivalents represent the Company present source of liquidity.

The Company’s liabilities at November 30, 2002 totaled $34,159, of which $13,960 represented accounts payable and $20,199 due to related parties.

During the nine months ended November 30, 2002 the Company raised $87,110 through a Regulation “S” private placement offering, issuing 290,367 common shares of its capital stock at $0.30 per share.

During the nine months ended November 30, 2002 the Company had total revenues of $16,470 and net losses for the period of $45,483.

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

Item 2. Changes in Securities

The Company issued 290,367 common shares of its capital stock, through a Regulation “S” Offering Memorandum, during the nine months ended November 30, 2002.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

None

There were no reports filed on Form 8-K during the nine month period ended November 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Link Media Publishing Ltd.

          /s/ Mario Aiello
Mario Aiello, Director

Date: January 13, 2003.