Form 10KSB
period 2003-02-28
LINK MEDIA PUBLISHING LTD
filed 2003-05-29
CIK 1171546

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-86706

LINK MEDIA PUBLISHING LTD.
(Exact name of Registrant as specified in its charter)

Nevada	98-0375957
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

804 - 750 West Hastings Street
    Vancouver, British Columbia, Canada V6C 2T8
(Address of principal executive offices)

(604) 682-8468
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes X	No _____

State issuer’s revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computer by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$1,790,000 as at February 28, 2003 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

    6,390,367

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Through an agreement dated February 15, 2002 and completed on February 22, 2002, we acquired a 100% equity interest in Business to Business Publishing Inc., a private British Columbia company involved in the publication and distribution of industry and profession specific wall planners.

During the fiscal year ended February 28, 2003, our subsidiary temporarily suspended operations due to our failure to raise sufficient working capital to fund ongoing operations and our inability to attain profitable operations. We attempted to raise additional financing to fund future operations, but were not successful. We are also reviewing other business acquisition opportunities.

Employees

As of the date of this Registration Statement, we do not have any employees other than our directors and officers. All of our directors and officers provide their services on an as needed basis.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to the publication and distribution of industry and profession specific wall planners. That business plan was unsuccessful and we are now reviewing the possibility of resuming our operation and reviewing other business acquisition opportunities. There is no guarantee that we will be able to resume our wall planners operation or acquire new business assets or that we will be able to raise the financing necessary to develop any future business plan we may adopt.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 28, 2003, we had cash on hand in the amount of $3,372. Prior to acquiring any business interest, we will likely have to raise funds to restart operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.
We do not have any arrangements for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

  Market conditions;
  Investor acceptance of potential business assets; and
  Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing in the amount necessary to resume the wall planners publication operation or acquire business assets, our development will be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate significant revenues from resumptions of operations or any business interest we acquire, we will not be able to achieve profitability or continue operations.

Because the Trading Market for Our Shares is Illiquid, Shareholders May Not Be Able to Sell Their Shares.

While our shares of common stock are quoted for trading on the OTC Bulletin Board, to date none of our shares has traded through the facilities of that quotation system. Due to the illiquid nature of our trading market, we cannot assure you that you will be able to sell your shares for a reasonable price.

Our Securities May Be Subject to Penny Stock Regulation.

If an active trading market for our securities develops and the price of our common stock falls below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the this Risk Factors section and elsewhere in this prospectus.

ITEM 2: DESCRIPTION OF PROPERTY

Our executive offices are located at 750 West Pender Street, Suite 804, Vancouver, British Columbia, Canada. Our officers provide principal executive office space and telephone service free of charge. The costs associated with the use of the telephone and mailing address were deemed by management to be immaterial.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 2003, in accordance with our bylaws, shareholders representing a majority of the shares entitled to vote approved in writing all business required to be transacted at an Annual General Meeting. Mario Aiello, Earl Hope and Robert Hoegler were re-elected as directors of the Company for the ensuing year. Shareholders also passed resolutions approving our financial statements, the re-appointment of Labonte & Co., Chartered Accountants as our and all acts of our directors and officers since the date of our last Annual General Meeting.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our shares of common stock have been quoted for trading on the National Association of Securities Dealers’ OTC Bulletin Board since July 31, 2002. The OTC Bulletin Board is a network of security dealers who buy and sell stock. Since the initial date of quotation, no shares have traded from the OTC Bulletin Board quotation system.

We have 42 shareholders of record as at the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing and no specific business projects that are being reviewed.

We anticipate incurring approximately $10,500 for administrative expenses over the next 12 month period including accounting and audit costs ($5,000) legal fees ($2,000), rent and office costs ($1,000) and general administrative costs ($2,500). We do not currently have cash on hand to cover these anticipated costs.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or arrange director loans in order to continue operations.

Results of Operations

For the fiscal year ended February 28, 2003, we earned $11,796 from business operations relating to our production and distribution of wall planners. This amount was offset by general and administrative expenses of $94,561 consisting of goodwill impairment of $41,075 relating to our temporary suspension of business operations, accounting and legal costs of $15,784, office and general costs of $12,137, bad debt write offs totalling $9,327, consulting fees of $8,402, printing, design and distribution costs of $6,547 and travel and promotion costs of $1,289. Accordingly, we incurred a net loss of $82,765 for the fiscal year.

At February 28, 2003, we had cash on hand of $3,372, receivables of $5,933 and fixed assets of $695. We also had accounts payable of $6,782.

ITEM 7: FINANCIAL STATEMENTS

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2003

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENT OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

CONSOLIDATED STATEMENT OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LABONTE & CO. C H A R T E R E D A C C O U N T A N T S	#610 - 938 Howe Street
Vancouver, BC Canada
V6Z 1N0
	Telephone	(604) 682-2778
	Facsimile	(604) 689-2778
	Email:	info@labonteco.com

AUDITORS’ REPORT

To the Board of Directors and Stockholders of Link Media Publishing Ltd.

We have audited the consolidated balance sheets of Link Media Publishing Ltd. as at February 28, 2003 and 2002 and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended February 28, 2003, the period from January 29, 2002 (inception) to February 28, 2002 and the period from January 29, 2002 (inception to February 28, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 28, 2003 and the results of its operations and its cash flows and the changes in stockholders’ equity for the year ended February 28, 2003, the period from January 29, 2002 (inception) to February 28, 2002 and the period from January 29, 2002 (inception to February 28, 2003 in accordance with generally accepted accounting principles in the United States.

“LaBonte & Co.”

CHARTERED ACCOUNTANTS

March 31, 2003
Vancouver, B.C.

COMMENTS BY AUDITORS FOR U.S. READERS ON CANADA-UNITED STATES REPORTING DIFFERENCES

In the United States, reporting standards for auditors would require the addition of an explanatory paragraph following the opinion paragraph when the financial statements are affected by conditions and events that cast substantial doubt on the Company’s ability to continue as a going concern, such as those described in Note 1. Our report to Board of Directors and Stockholders dated March 31, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such conditions and events in the auditors’ report when these are adequately disclosed in the financial statements.

“LaBonte & Co.”

CHARTERED ACCOUNTANTS

March 31, 2003
Vancouver, B.C.

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED BALANCE SHEETS

	February 28, 2003	February 28, 2002

ASSETS

CURRENT ASSETS
Cash	$3,372	$54,711
Accounts receivable	5,210	21,932
Prepaids	-	4,969
Other receivables	723	7,581

	9,305	89,193

FIXED ASSETS, net of depreciation	695	-
GOODWILL (Note 4)	-	41,075

	$10,000	$130,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$6,782	$21,548
Deferred revenue	-	6,522
Due to related parties (Note 3)	-	30,860

	6,782	58,930

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,390,367 common shares issued and outstanding
(2002 - 6,100,000 shares)	6,390	6,100
Share subscriptions received (Note 5)	86,820	71,300
Additional other comprehensive income (loss)	(1,165)	-
Deficit	(88,827)	(6,062)

	3,218	71,338

	$10,000	$130,268

The accompanying notes are an integral part of these consolidated financial statements

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED STATEMENT OF OPERATIONS

		January 29, 2002	January 29, 2002
	Year ended	(inception) to	(inception) to
	February 28,	February 28,	February 28,
	2003	2002	2003

REVENUE	$11,796	$-	$11,796

GENERAL AND ADMINISTRATIVE
EXPENSES
Bad debts	9,327	-	9,327
Consulting fees	8,402	3,200	11,602
Office and general	12,137	12	12,149
Printing, design and distribution	6,547	-	6,547
Professional fees	15,784	2,850	18,634
Travel and promotion	1,289	-	1,289
Goodwill impairment	41,075	-	41,075

	94,561	6,062	100,623

NET LOSS FOR THE PERIOD	$(82,765)	$(6,062)	$(88,827)

BASIC NET LOSS PER SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	6,366,170	4,417,647

The accompanying notes are an integral part of these consolidated financial statements

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JANUARY 29, 2002 (INCEPTION) TO FEBRUARY 28, 2003

			Additional	Share	Other
	Number of		paid-in	subscriptions	comprehensive
	shares	Amount	capital	received	income	Deficit	Total

Issuance of common stock for cash at $.001 per share – February 12, 2002

	3,500,000	$3,500	$-	$-	$-	$-	$3,500

Issuance of common stock for acquisition of Business to Business Publishing Inc. at $.001 per share – February 22, 2002

	2,600,000	2,600	-	-	-	-	2,600

Share subscriptions received	-	-	-	71,300	-	-	71,300

Net loss for the period January 29, 2002 (inception) to February 28, 2002

	-	-	-	-	-	(6,062)	(6,062)

Balance, February 28, 2002	6,100,000	6,100	-	71,300	-	(6,062)	71,338

Issuance of common stock for cash at $.30 per share – March 30, 2002

	290,367	290	86,820	(71,300)	-	-	15,810

Other comprehensive income (loss)
	-	-	-	-	(1,165)	-	(1,165)

Net loss for the year ended February 28, 2003
	-	-	-	-	-	(82,765)	(82,765)

Balance, February 28, 2003	6,390,367	$6,390	$86,820	$-	$(1,165)	$(88,827)	$3,218

The accompanying notes are an integral part of these consolidated financial statements

LINK MEDIA PUBLISHING LTD.

CONSOLIDATED STATEMENT OF CASH FLOWS

		January 29,	January 29,
	Year ended	2002	2002
	February 28,	(inception) to	(inception) to
	2003	February 28,	February 28,
		2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(82,765)	$(6,062)	$(88,827)
Adjusted for item not involving cash:
Depreciation	77	-	77
Bad debts	9,327	-	9,327
Goodwill impairment	41,075	-	41,075

	(32,286)	(6,062)	(38,348)
Net changes in non-cash working capital items	(22,337)	6,050	(16,287)

NET CASH FLOWS USED IN OPERATING
ACTIVITIES	(54,623)	(12)	(54,635)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(772)	-	(772)
Net advances to B2B prior to acquisition	-	(20,077)	(20,077)

NET CASH FLOWS USED IN INVESTING	(772)	(20,077)	(20,849)
ACTIVITIES

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	15,810	74,800	90,610
Net repayments to related party	(10,589)	-	(10,589)

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,221	74,800	80,021

NET CASH FLOWS FROM FINANCING ACTIVITIES	(1,165)	-	(1,165)

INCREASE (DECREASE) IN CASH	(51,339)	54,711	3,372

CASH, BEGINNING OF PERIOD	54,711	-	-

CASH, END OF PERIOD	$3,372	$54,711	$3,372

OTHER NON-CASH TRANSACTION: See Note 4.

The accompanying notes are an integral part of these consolidated financial statements

LINK MEDIA PUBLISHING LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FEBRUARY 28, 2003 AND 2002

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. (“B2B”), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares of the Company. The Company has completed a registration statement filed with the Securities and Exchange Commission and has listed its shares for trading on the OTC Bulletin Board in the USA.

The Company has incurred losses since inception totalling $88,827 and due to the lack of working capital has ceased the operations of B2B. The ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on January 29, 2002 in the State of Nevada. The Company’s fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Business to Business Publishing Inc., incorporated on December 15, 2000 in British Columbia, Canada. All significant intercompany transactions and account balances have been eliminated.

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

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Future tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2003 the Company had net operating loss carryforwards; however, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

Goodwill

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

NOTE 3 – RELATED PARTY TRANSACTIONS

Upon acquisition of B2B the directors of B2B were appointed directors of the Company.

During fiscal 2003, the Company agreed to settle amounts owing to a director of $31,827 by the assignment of certain other receivables with a carrying value of $31,827. At February 28, 2003 $nil (2002 - $30,860) is owing to a director for cash advances which are non-interest bearing and have no specific terms of repayment.

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC.

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 shares of the Company. B2B was incorporated in British Columbia on December 15, 2000 and which commenced operations on July 1, 2001.

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

During the fourth quarter the Company ceased the operations of B2B due to the lack of working capital. Management is seeking new financing to fund future operations but to date has not been successful in raising required funds. Accordingly, at year end the Company wrote off the carrying value of goodwill of $41,075.

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the year ended February 28, 2003 the Company completed a private placement of 290,367 common shares at a price of $0.30 per share for total proceeds of $87,110 of which $71,300 had been received as at February 28, 2002.

To February 28, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – INCOME TAXES

The Company and its subsidiary have net operating loss carry-forwards of approximately $86,000 which may be available to offset future taxable income. These losses will expire beginning in 2009. Due to the uncertainty of realization of these loss carryforwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of April •, 2002 are as follows:

Directors:

Name of Director	Age

Earl Hope	64
Mario Aiello	54
Robert Hoegler	59

Executive Officers:

Name of Officer	Age	Office

Earl Hope	64	President, Chief Executive Officer
Mario Aiello	54	Secretary and Treasurer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

EARL W. HOPE has provided consulting services to St. Elias Mines Ltd. in the areas of finance, investor and shareholder relations since June 2000. Mr. Hope has experience with private and public traded companies. He spent 29 years as an Account Executive with several national and international securities firms such as Midland Walwyn Inc., West Coast Securities Ltd. and Canaccord Capital Inc. His duties and responsibilities in this capacity included: customer services, initial public offerings and market underwritings. Mr. Hope has completed the Canadian Securities Course, the Series 62 US Corporate Securities Limited Representative License and Series 63 Uniform Securities and Agent State Law Exam. Mr. Hope acts as a director of Infinex Ventures, Inc., a U.S. reporting company.

MARIO C. AIELLO has 17 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing trading status for more than 25 of them, both on U.S. and Canadian exchanges. For the past 10 years, he has been President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. He has been active in business development in various regions of China for the last three years. He was responsible for evaluating different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities. Mario Aiello presently acts as a director Infinex Ventures, Inc., a US reporting company, and Strategic Internet Investment Inc., a company whose shares trade on the OTC Bulletin Board.

ROBERT HOEGLER has been an investment consultant to public and private companies for the past 20 years. Mr. Hoegler is President of MCA Equities Ltd., a private consulting company that provides advice to public companies in Canada and the United States. He is also a director of Eiger Technology Inc., a Toronto Stock Exchange listed company that manufactures electronic lighting ballasts.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no employees other than the officers and directors described above.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended October 31, 2002.

		Annual Compensation				Long Term Compensation

						Restricted
					Other Annual	Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation

Earl Hope	President	2003	$0	0	0	0	0	0	0

Mario	CFO/	2003	$0	0	0	0	0	0	0
Aiello	Director

Robert	Director	2003	$0	0	0	0	0	0	0
Hoegler

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2002 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form

Earl Hope	0	0	1
(President and director)
Mario Aiello	0	0	1
(C.F.O. and Director)
Robert Hoegler	0	0	1
(Director)

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 28, 2003 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

	Name and Address	Amount and Nature	Percent
Title of Class	of Beneficial Owner	of Beneficial Owner	of Class

Common Stock	Earl Hope	2,000,000	31.3%
639 Newport Street
Coquitlam, British Columbia
V3J 3H5

Common Stock	Mario Aiello	1,300,000	20.3%
804 – 750 West Pender Street
Vancouver, British Columbia
V6C 2T8

Common Stock	Robert Hoegler	1,300,000	20.3%
804 – 750 West Pender Street
Vancouver, British Columbia
V6C 2T8

Common Stock	All executive officers and	4,600,000	71.9%
	directors as a group

The percent of class is based on 6,390,367 shares of common stock issued and outstanding as of May 28, 2003.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, during our most recently completed fiscal year, none of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

We settled amounts totalling $31,827 that were owing to Mario Aiello, one of our directors, through our assignment of certain receivables to him with a carrying value of $31,827.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Link Media Publishing Ltd.

By	/s/ Earl Hope

Earl Hope
President, CEO & Director
Date: May 28, 2003

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Earl Hope

Earl Hope
President, CEO & Director
Date: May 28, 2003

By	/s/ Mario Aiello

Secretary, Treasurer and Director
Date: May 28, 2003

By	/s/ Robert Hoegler

Robert Hoegler
Director
Date: May 28, 2003

Exhibit 99.1 CERTIFICATION

I, Earl Hope, President and Chief Executive Officer of Link Media Publishing Ltd., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Link Media Publishing Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Earl Hope

     Exhibit 99.2 CERTIFICATION

I, Mario, Secretary, Treasurer, Chief Financial Officer and Director of Link Media Publishing Ltd., certify that:

1.	I have reviewed this annual report on Form 10-KSB of Link Media Publishing Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 28, 2003	/s/ Mario Aiello