Form 10QSB
period 2003-05-31
LINK MEDIA PUBLISHING LTD
filed 2003-07-02
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended May 31, 2003

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period __________ to ___________

Commission File Number  333-86706

      Link Media Publishing Ltd.
 (Exact name of small Business Issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0375957 (IRS Employer Identification No.)

Suite 804-750 West Pender Street Vancouver, British Columbia, Canada (Address of principal executive offices)	V6C 2T8 (Postal or Zip Code)

604-682-8468
(Issuer’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 6,390,367 Shares of $0.001 par value Common Stock outstanding as of May 31, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 28, 2004.

LINK MEDIA PUBLISHING LTD.

(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEET

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LINK MEDIA PUBLISHING LTD.
(a development stage company)
CONSOLIDATED BALANCE SHEETS

		February 28,
	May 31, 2003	2003

	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,918	$3,372
Accounts receivable	4,944	5,210
Other receivables	833	723

	8,695	9,305

PROPERTY, PLANT AND EQUIPMENT	660	695

	$9,355	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$8,862	$6,782

	8,862	6,782

CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
6,390,367 common shares issued and outstanding
(February 28, 2003 - 6,390,367 shares)	6,390	6,390
Additional paid-in capital	86,820	86,820
Additional other comprehensive income (loss)	(950)	(1,165)
Deficit accumulated during development stage	(91,767)	(88,827)

	493	3,218

	$9,355	$10,000

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month period ended
	May 31, 2003	May 31, 2002

REVENUE	$-	$16,280

GENERAL AND ADMINISTRATIVE EXPENSES
Commissions	-	2,082
Consulting fees	-	3,678
Office and general	1,276	4,822
Printing and design	-	4,066
Professional fees	1,664	8,025

	2,940	22,673

NET LOSS FOR THE PERIOD	$(2,940)	$(6,393)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,390,367	6,295,682

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three month period ended
	May 31, 2002	May 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(2,940)	$(6,393)
Adjusted for item not involving cash:
Depreciation	35	-

	(2,905)	(6,393)
Net changes in non-cash working capital items	(2,236)	(19,791)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(669)	(26,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(772)
Net advances to B2B prior to acquisition	-	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances	-	15,810
Net repayments to related party	-	(9,618)

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	6,192

EFFECT OF EXCHANGE RATE CHANGES	215	(1,165)

INCREASE (DECREASE) IN CASH	(454)	(20,764)

CASH, BEGINNING OF PERIOD	3,372	54,711

CASH, END OF PERIOD	$2,918	$33,947

NON-CASH TRANSACTIONS – Refer to Note 4.

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.
(a development stage company)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2003 (Unaudited)

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

The Company has incurred losses since inception totalling $91,7677 and due to the lack of working capital has ceased the operations of B2B and accordingly, commencing March 1, 2003 the Company is a development stage company. The ability to continue as a going concern is dependent on raising additional capital to fund future operations from a new business and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 7.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on January 29, 2002 in the State of Nevada. The Company’s fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Business to Business Publishing Inc. (“BtoB”), incorporated on December 15, 2000 in British Columbia, Canada. All significant intercompany transactions and account balances have been eliminated.

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

Goodwill
In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. SFAS 142 is effective for fiscal years beginning after December 15, 2001. (Refer to Note 4)

NOTE 3 – RELATED PARTY TRANSACTIONS

Upon acquisition of B2B the directors of B2B were appointed directors of the Company.

As at May 31, 2003 $nil (May 31, 2002 - $21,242) was owing to a director for cash advances which are non-interest bearing and have no specific terms of repayment.

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC.

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 shares of the Company. B2B was incorporated in British Columbia on December 15, 2000 and which commenced operations on July 1, 2001.

This acquisition was accounted for using the purchase method of accounting. The value assigned to the capital stock of the Company issued for the acquisition is equal to the par value of the capital stock of the Company.

The fair value of B2B’s assets and liabilities upon the acquisition is as follows:

Cash	$9,923
Accounts receivable	21,932
Other receivables	7,581
Prepaids	4,969
Goodwill	41,075

Total assets	85,480

Less: Accounts payable	(15,498)
Deferred revenue	(6,522)
Due to related parties	(60,860)

Purchase price – 2,600,000 common shares at $0.001 per share	$2,600

During the fourth quarter of fiscal 2003 the Company ceased the operations of B2B due to the lack of working capital. Management is seeking new financing to fund future operations but to date has not been successful in raising required funds. Accordingly, at year end the Company wrote off the carrying value of goodwill of $41,075.

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

To May 31, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – INCOME TAXES

The Company and its subsidiary have net operating loss carry-forwards of approximately $89,000 which may be available to offset future taxable income. These losses will expire beginning in 2009. Due to the uncertainty of realization of these loss carryforwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards.

NOTE 7 – SUBSEQUENT EVENT

Effective June 20, 2003, the Company entered into a Share Purchase Agreement (the “Agreement”) whereby the Company agreed to acquire 100% of the issued and outstanding common shares of Crown Medical Systems, Inc. (“Crown Medical”). Crown Medical is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Under the terms of the agreement, the Company will forward split its common stock on a five for one basis and will dispose of its interest in BtoB to two directors or the Company in exchange for a return of the 2,600,000 (13,000,000 post-split) common shares issued on the acquisition of BtoB. As consideration for the acquisition, the Company will issue 6,500,000 post-split shares of common stock to the shareholders of Crown Medical and 5,000,000 shares of non-voting preferred stock to the management of Crown Medical. The preferred shares will be convertible into common shares on a one for one basis upon the Company attaining $10,000,000 of sales revenues within twelve months of closing of the acquisition. In addition, the management of Crown Medical will be granted options to acquire 1,500,000 post-split shares of the Company’s common stock at a price of $0.75 per share for a period of 60 months. This acquisition is subject to due diligence, a formal share purchase agreement and approval of the shareholders of Crown Medical and the Company.

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

The Company through B2b, which has no salaried employees, was considered a start-up corporation involved in the production and distribution of industry specific and special interests wall planners. The wall planners were distributed, free of charge, to targeted professionals or individuals who comprise the industry or interest groups for which the planners were designed and produced.

Prior to our fiscal year ended February 28, 2003, our subsidiary suspended operations due to our failure to raise sufficient working capital to fund ongoing operations and our inability to attain profitable operations. We attempted to raise additional financing to fund and restart the publishing operations, but were not successful.

For the period ended May 31, 2003, the Company had total assets of US $9,355, including cash resources of $2,918, accounts receivable of $4,944, other receivables $833 and property and equipment $660, The cash and equivalents represent the Company present source of liquidity.

The Company’s liabilities at May 31, 2003 totaled $8,862, all consisting of accounts payable.

During the quarter ended May 31, 2003 the Company had no revenues and net losses for the period of $2,940.

The Company has not realized any revenues for the period and it is presently operating at an ongoing deficit. The Company’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from new operation. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

Pursuant to a Share Purchase Agreement (the “Agreement”) dated June 20, 2003, the Company agreed to acquire 100% of the issued and outstanding common shares of Crown Medical Systems, Inc. (“Crown Medical”). Crown Medical is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Under the terms of the agreement, the Company will forward split its common stock on a five for one basis and will dispose of its interest in BtoB to two directors or the Company in exchange for a return of the 2,600,000 (13,000,000 post-split) common shares issued on the acquisition of BtoB. As consideration for the acquisition, the Company will issue 6,500,000 post-split shares of common stock to the shareholders of Crown Medical and 5,000,000 shares of non-voting preferred stock to the management of Crown Medical. The preferred shares will be convertible into common shares on a one for one basis upon the Company attaining $10,000,000 of sales revenues within twelve months of closing of the acquisition. In addition, the management of Crown Medical will be granted options to acquire 1,500,000 post-split shares of the Company’s common stock at a price of $0.75 per share for a period of 60 months. This acquisition is subject to due diligence, a formal share purchase agreement and approval of the shareholders of Crown Medical and the Company.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of its common stock to finance the development of the acquired asset. There is no assurance that the

Company will be able to achieve additional sales of its common stock sufficient to fund its future development. Presently it does not have any arrangements in place for future equity financing.

The Company anticipates incurring approximately $32,800 for administrative expenses including accounting and audit costs ($9,000) legal fees ($7,000), rent and office costs ($6,000), computer costs ($1,800), telephone costs ($1,800) and general administrative costs ($7,200) over the next 12 months.

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Report on Form 8-K

99.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

99.2 Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

There were no reports filed on Form 8-K during the three month period ended May 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Link Media Publishing Ltd.

    “Mario Aiello”
Mario Aiello, Director

Date: July 2, 2003.

Exhibit 99.1
CERTIFICATION

I, Earl Hope, President and Chief Executive Officer of Link Media Publishing Ltd., certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Link Media Publishing Ltd.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003	/s/ Earl Hope

Earl Hope, President and C.E.O

Exhibit 99.2
CERTIFICATION

I, Mario Aiello, Chief Financial Officer and Director of Link Media Publishing Ltd., certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Link Media Publishing Ltd.;
2.
Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
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
6.	The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 2, 2003	/s/ Mario Aiello

Mario Aiello, Chief Financial Officer and Director