Form 10QSB
period 2003-08-31
LINK MEDIA PUBLISHING LTD
filed 2003-10-14
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

  ☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2003

  ☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period to

Commission File Number 333-86706

Link Media Publishing Ltd.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0375957
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

Suite 804, 750 West Pender Street, Vancouver, BC Canada, V6C 2T8
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  ☒   Yes   ☐   No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,951,835 Shares of $0.001 par value Common Stock outstanding as of August 31, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2003 are not necessarily indicative of the results that can be expected for the year ending February 29, 2004.

LINK MEDIA PUBLISHING LTD.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

LINK MEDIA PUBLISHING LTD.
(a development stage company)

CONSOLIDATED BALANCE SHEETS

	August 31,	February 28,
	2003	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$501	$3,372
Accounts receivable	3,751	5,210
Other receivables	1,146	723
	5,398	9,305
EQUIPMENT	625	695

	$6,023	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$14,986	$6,782

GOING CONCERN CONTINGENCY (Note 1)

STOCKHOLDERS’ EQUITY
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
31,951,835 post-split common shares issued and outstanding	6,390	6,390
Additional paid-in capital	86,820	86,820
Additional other comprehensive income (loss)	(1,063)	(1,165)
Deficit	(101,110)	(88,827)
	(8,693)	3,218
	$6,023	$10,000

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.
(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month	Three month	Six month	Six month
	period ended	period ended	period ended	period ended
	August 31,	August 31,	August 31,	August 31,
	2003	2002	2003	2002

REVENUE	$-	$190	$-	$16,470

GENERAL AND ADMINISTRATIVE EXPENSES
Commissions (recovery)	-	(1,525)	-	557
Consulting fees	-	1,822	-	5,500
Office and general	4,445	4,949	5,721	9,771
Printing, design and distribution	-	2,065	-	6,131
Professional fees	4,898	4,512	6,562	12,537

	9,343	11,823	12,283	34,496

NET LOSS FOR THE PERIOD	$(9,343)	$(11,633)	$(12,283)	$(18,026)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	31,951,835	31,951,835	31,951,835	31,715,125

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD.
(a development stage company)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six month period	Six month period
	ended	ended
	August 31, 2003	August 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(12,283)	$(18,026)
Adjusted for item not involving cash:
Depreciation	70	-

	(12,213)	(18,026)
Net changes in non-cash working capital items	9,240	(21,195)

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(2,973)	(39,221)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	(772)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(772)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances	-	15,810
Net repayments to related party	-	(10,303)

NET CASH FLOWS FROM FINANCING ACTIVITIES	-	5,507

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	102	(3,520)

DECREASE IN CASH	(2,871)	(38,006)

CASH, BEGINNING OF PERIOD	3,372	54,711

CASH, END OF PERIOD	$501	$16,705

The accompanying notes are an integral part of these interim consolidated financial statements

LINK MEDIA PUBLISHING LTD. (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS AUGUST 31, 2003 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. (“B2B”), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares(13,000,000 post split shares) of the Company. The Company has completed a registration statement filed with the Securities and Exchange Commission and has listed its shares for trading on the OTC Bulletin Board in the USA.

The Company has incurred losses since inception totalling $101,110 and due to the lack of working capital ceased the operations of B2B during the fourth quarter of fiscal 2002 and accordingly, commencing March 1, 2003 the Company is considered a development stage company as it no longer had any business operations. The ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 7 – Subsequent Events.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2003 are not necessarily indicative of the results that may be expected for the year ending February 29, 2004.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on January 29, 2002 in the State of Nevada. The Company’s fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Business to Business Publishing Inc. (“B2B”), incorporated on December 15, 2000 in British Columbia, Canada. All significant intercompany transactions and account balances have been eliminated.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates, which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share for the period ended August 31, 2002 has been restated to give retroactive effect to the 5:1 stock split in 2003.

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

At August 31, 2003 $nil (2002 $20,557) is owing to a director for cash advances which is non-interest bearing and has no specific terms of repayment.

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC.

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 restricted shares of the Company. B2B was incorporated in British Columbia on December 15, 2000 and which commenced operations on July 1, 2001.

During the fourth quarter of 2002 the Company ceased the operations of B2B due to the lack of working capital. Management is seeking new financing to fund future operations but to date has not been successful in raising required funds. Accordingly, at the year-end February 28, 2003 the Company wrote off the carrying value of goodwill relating to B2B of $41,075. Refer to Note 7 – Subsequent Events.

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the year ended February 28, 2003 the Company completed a private placement of 290,367 common shares at a price of $0.30 per share for total proceeds of $87,110.

On July 14, 2003, the Company completed a 5:1 stock split of its outstanding share capital in connection with the proposed acquisition of Crown Medical Systems, Inc. resulting in an increase in outstanding common shares from 6,390,367 shares to 31,951,835 shares. Refer to Note 7.

To August 31, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – INCOME TAXES

The Company and its subsidiary have net operating loss carry-forwards of approximately $101,000, which may be available to offset future taxable income. These losses will expire beginning in 2009. Due to the uncertainty of realization of these loss carry forwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

NOTE 7 – SUBSEQUENT EVENT

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the “Agreement”) with Crown Medical Systems, Inc. (“Crown”). This Agreement takes precedent over the Share Purchase Agreement executed June 20, 2003. Crown Medical is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of Crown Medical Systems, Inc.
The terms of the agreement provide inter alia for:

(a) Share Split – the current and outstanding shares of the Company are to be split on a five for one basis. The 5:1 split took place on July 14, 2003.

(b)	Disposal of B2B – as a condition precedent to the acquisition of Crown Medical Systems, Inc., the Company will dispose of its interest in B2B to two Directors of the Company in exchange for 2,600,000 (13,000,000 post split) restricted common shares issued as consideration for the acquisition of the B2B (refer to Note 4).
The Company will cancel the re-acquired shares, and the B2B nominated directors (refer to Note 3) will resign. The Company will incur a gain of approximately $4,000 on the de-acquisition of B2B.

NOTE 7 – SUBSEQUENT EVENT (con’t)

(c)	Re Purchase of Shares – The Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a director for nominal consideration.

(d)	Merger – each current Company shareholder will receive one new share for each share they held in the Company.

(e)	Acquisition of Crown Medical Systems, Inc. – the current Crown shareholders will receive 16,500,000 post split shares as consideration for the acquisition, on the basis of 0.825 new share for each one current Crown share of which 6,500,000 will be newly issued and 10,000,000 will come from the treasury shares acquired from a Director as more fully described in 7 (c) above. These shares are subject to rule 144 restrictions .

(f)	Preferred Shares – The Company has also agreed to issue 5,000,000 non-voting, non-participating preferred shares to the Crown management, convertible into common shares of the Company, on a one for one basis, upon the booking of $10,000,000 of sales revenue in any twelve-month period.

(g)

Options – Certain key employees and consultants of Crown will be granted a total of 1,500,000 options to acquire shares of the Company’s common stock at a price of $0.75 per share for a period of 60 months.

Upon completion of the transactions described above the former shareholders of Crown will own approximately 65% (52% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger.

Item 2. Plan of Operation

Link Media Publishing Ltd. ("the Company") was incorporated in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B has become a wholly owned subsidiary of the Company and their operations have been merged.

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

For the period ended August 31, 2003, the Company had total assets of US $6,023, including cash resources of $501, accounts receivable of $3,751, other receivables $1,146 and property and equipment $625, The cash and equivalents represent the Company present source of liquidity.
The Company’s liabilities at August 31, 2003 totaled $14,986, all consisting of accounts payables.

During the quarter ended August 31, 2003 the Company had no revenues and net losses for the period of $9,343.

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

Pursuant to a Share Purchase Agreement dated June 20, 2003, subsequently replaced by an Agreement and Plan of Merger (the “Agreement”) dated September 3, 2003, the Company agreed to the following:

(h)	Share Split – the current and outstanding shares of the Company are to be split on a five for one basis. The 5:1 split took place on July 14, 2003.

(i)

Disposal of B2B – as a condition precedent to the acquisition of Crown Medical Systems, Inc., the Company will dispose of its interest in B2B to two Directors of the Company in exchange for 2,600,000 (13,000,000 post split) restricted common shares issued as consideration for the acquisition of the B2B.

The Company will cancel the re-acquired shares, and the B2B nominated directors ) will resign. The Company will incur a gain of approximately $4,000 on the disposal of B2B.

(j)	Re Purchase of Shares – The Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a director for nominal consideration.

(k)	Merger – each current Company shareholder will receive one new share for each share they held in the Company.

(l)	Acquisition of Crown Medical Systems, Inc. – the current Crown shareholders will receive 16,500,000 post split shares as consideration for the acquisition, on the basis of 0.825 new share for each one current Crown share of which 6,500,000 will be newly issued and 10,000,000 will come from the treasury shares acquired from a Director as more fully described in (c) above. These shares are subject to rule 144 restrictions.

(m)	Preferred Shares – The Company has also agreed to issue 5,000,000 non-voting, non-participating preferred shares to the Crown management, convertible into common shares of the Company, on a one for one basis, upon the booking of $10,000,000 of sales revenue in any twelve-month period.

(n)	Options – Certain key employees and consultants of Crown will be granted a total of 1,500,000 options to acquire shares of the Company’s common stock at a price of $0.75 per share for a period of 60 months.

The Agreement and Plan of Merger is subject to approval of the shareholders of Crown Medical Systems, Inc.

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

Item 2. Changes in Securities

On July 14, 2003, the Company completed a 5:1 stock split of its outstanding share capital in connection with the proposed acquisition of Crown Medical Systems, Inc. resulting in an increase in outstanding common shares from 6,390,367 shares to 31,951,835 shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders None Item 5. Other Information None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on Form 8-K during the three month period ended August 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Link Media Publishing Ltd.

     /s/ Mario Aiello
Mario Aiello, Director

Date: October 14, 2003.