Form 10QSB
period 2003-11-30
CROWN MEDICAL SYSTEMS INC
filed 2004-01-15
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2003

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period _______________ to __________________

Commission File Number         333-86706

CROWN MEDICAL SYSTEMS, INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0375957
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Box 18, Suite 323-595 Howe Street
Vancouver, British Columbia, Canada	V6C 2T5
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	604-682-8468

Link Media Publishing Ltd.
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒  Yes  ☐  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 31,951,835 Shares of $0.001 par value Common Stock outstanding as of November 30, 2003.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that can be expected for the year ending February 29, 2004.

CROWN MEDICAL SYSTEMS, INC.
(Formally Link Media Publishing Ltd.)

(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2003

(Unaudited)

CONSOLIDATED BALANCE SHEETS

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

CROWN MEDICAL SYSTEMS, INC.
(Formally Link Media Publishing Ltd.)
(a development stage company)
CONSOLIDATED BALANCE SHEETS

	November 30,	February 28,
	2003	2003
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$665	$3,372
Accounts receivable	3,870	5,210
Other receivables	-	723

	4,535	9,305

EQUIPMENT	590	695

	$5,125	$10,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)

CURRENT LIABILITIES
Accounts payable	$12,990	$6,782
Loans payable	4,000	-

	16,990	6,782

GOING CONCERN CONTINGENCIES (Note 1)

STOCKHOLDERS’ EQUITY (CAPITAL DEFICIENCY)
Capital stock (Note 5)
Common stock, $0.001 par value, 70,000,000 shares authorized
Preferred stock, $0.001 par value, 5,000,000 shares authorized
31,951,835 post-split common shares issued and outstanding
(February 28, 2002 - 6,100,000 shares)	6,390	6,390
Additional paid-in capital	86,820	86,820
Other comprehensive income (loss)	(1,026)	(1,165)
Deficit accumulated during the development stage	(104,049)	(88,827)

	(11,865)	3,218

	$5,125	$10,000

The accompanying notes are an integral part of these interim consolidated financial statements

CROWN MEDICAL SYSTEMS, INC.
(Formally Link Media Publishing Ltd.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three month	Nine month	Three month	Nine month
	period ended	period ended	period ended	period ended
	November30,	November 30,	November 30,	November 30,
	2002	2002	2003	2003

REVENUE	$-	$16,470	$946	$946

GENERAL AND ADMINISTRATIVE EXPENSES
Bad debts	10,680	10,680	354	647
Commissions	-	558	-	-
Consulting fees	886	6,386	-	-
Office and general	3,316	13,390	1,568	6,997
Printing, design and distribution	381	4,942	-	-
Professional fees	6,110	18,647	1,962	8,524
Travel and promotion	22	1,288	-	-

	21,395	55,891	3,884	16,168

NET LOSS FOR THE PERIOD	$(21,395)	$(39,421)	$(2,938)	$(15,222)

BASIC NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING	31,951,835	31,951,835	$31,951,835	31,951,835

The accompanying notes are an integral part of these interim consolidated financial statements

CROWN MEDICAL SYSTEMS, INC.
(Formally Link Media Publishing Ltd.)
(a development stage company)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine month	Nine month
	period ended	period ended
	November 30,	November 30,
	2002	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(39,421)	$(15,222)
Adjusted for item not involving cash:
depreciation	-	105

	(39,421)	(15,117)
Net changes in non-cash working capital items	(12,851)	12,271

NET CASH FLOWS USED IN OPERATING ACTIVITIES	(52,272)	(2,846)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(772)	-

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(772)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances	15,810	-
Net repayments to related party	(10,661)	-

NET CASH FLOWS FROM FINANCING ACTIVITIES	5,149	-

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH	(1,438)	139

INCREASE (DECREASE) IN CASH	(49,333)	(2,707)

CASH, BEGINNING OF PERIOD	54,711	3,372

CASH, END OF PERIOD	$5,378	$665

The accompanying notes are an integral part of these interim consolidated financial statements

CROWN MEDICAL SYSTEMS, INC. (Formally Link Media Publishing Ltd.) (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2003
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. (“B2B”), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares (13,000,000 post split shares) of the Company. The Company has completed a registration statement filed with the Securities and Exchange Commission and has listed its shares for trading on the OTC Bulletin Board in the USA.

The Company has incurred losses since inception totalling $104,049 and due to the lack of working capital ceased the operations of B2B during the fourth quarter of fiscal 2002 and accordingly, commencing March 1, 2003 the Company is considered a development stage company as it no longer had any business operations. The ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.

Refer to Note 7 – Subsequent Events.

Unaudited Interim Financial Statements
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 28, 2003 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended November 30, 2003 are not necessarily indicative of the results that may be expected for the year ending February 28, 2004.

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

CROWN MEDICAL SYSTEMS, INC. (Formally Link Media Publishing Ltd.) (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2003
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont’d)

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

Net Loss per Common Share
Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share for the period ended November 30, 2002 has been restated to give retroactive effect to the 5:1 stock split in 2003.

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

CROWN MEDICAL SYSTEMS, INC. (Formally Link Media Publishing Ltd.) (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2003
(Unaudited)

NOTE 4 – ACQUISITION OF BUSINESS TO BUSINESS PUBLISHING INC.

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

To November 30, 2003, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 6 – INCOME TAXES

The Company and its subsidiary have net operating loss carry-forwards of approximately $104,000, which may be available to offset future taxable income. These losses will expire beginning in 2009. Due to the uncertainty of realization of these loss carry forwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

NOTE 7 – SUBSEQUENT EVENTS

(1)	On September 3, 2003, the Company executed an Agreement and Plan of Merger (the “Agreement”) with Crown Medical Systems, Inc. (“Crown”). This Agreement takes precedent over the Share Purchase Agreement executed June 20, 2003. Crown Medical is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of Crown Medical Systems, Inc and a final closing The terms of the agreement provide inter alia for:

	(a)	Share Split – the current and outstanding shares of the Company are to be split on a five for one basis. The 5:1 split took place on July 14, 2003.

(b)	Disposal of B2B – as a condition precedent to the acquisition of Crown Medical Systems, Inc., the Company will dispose of its interest in B2B to two Directors of the Company in exchange for 2,600,000 (13,000,000 post split) restricted common shares issued as consideration for the acquisition of the B2B (refer to Note 4).
The Company will cancel the re-acquired shares, and the B2B nominated directors (refer to Note 3) will resign. The Company will incur a gain of approximately $4,000 on the de-acquisition of B2B.

	(c)	Re-Purchase of Shares – The Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a director for nominal consideration.

	(d)	Merger – each current Company shareholder will receive one new share of the merged company for each share they held in the Company.

	(e)	Acquisition of Crown Medical Systems, Inc. – the current Crown shareholders will receive 16,500,000 post split shares as consideration for the acquisition, on the basis of 0.825 new share for each one current Crown share of which 6,500,000 will be newly issued and 10,000,000 will come from the treasury shares acquired from a Director as more fully described in 7 (c) above. These shares are subject to rule 144 restrictions.

CROWN MEDICAL SYSTEMS, INC. (Formally Link Media Publishing Ltd.) (a development stage company) NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS NOVEMBER 30, 2003
(Unaudited)

(f) Preferred Shares – The Company has also agreed to issue 5,000,000 non-voting non-participating preferred shares to Crown management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period.

(g) Effective December 18, 2003, the Company executed a name change to Crown Medical Systems, Inc. The Company’s trading symbol was changed to CWMS for trading on the Over The Counter Bulletin Board.

(h)

Options – Certain key employees and consultants of Crown will be granted a total of 1,500,000 options to acquire shares of The Company’s common stock at a price of $0.75 per share for a period of 60 months.

Upon completion of the transactions described above, the former shareholders of Crown will own approximately 65% (52% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown being treated as the accounting parent and the Company being treated as the accounting subsidiary.

(2)	On January 8, 2004 the Company appointed Mr. William Sklar to the position of Director, President and Chief Executive Officer, and Mr. Paul Marshall, Brian Knight and James Sterling to the position of Director of the Company. The previous Board of Director members, Robert Hoegler, Mario Aiello and Earl Hope, have tendered their resignation from their positions. Mr. Mario Aiello will retain his position as secretary of the Company to facilitate the transition and to assist in the anticipated closing of the Plan of Merger.

(3)	Effective January 12,2004 the Company executed an Agreement to purchase 100% interest in a proprietary Electronic Medical Record (EMR) software program used by medical practitioners to document patients’ encounters and to replace existing paper-based patient charts. The consideration to be paid to purchase the asset will be 1,500,000 shares of the Company’s common stock and will be subject to the closing of the Agreement and Plan of Merger with Crown Medical (Delaware).

(4)	Effective January 12, 2004 the Company executed a Corporate Communication Consulting Agreement with Crosschek Capital (“Crosschek”) of Scottsdale, Arizona whereby Crosschek will provide consulting services relating to the development, implementation and maintenance of an ongoing program to create awareness of the Company’s activities in the investment communities. Crosschek will be compensated with a monthly retainer of $5,000 for a period of one year.

Item 2. Plan of Operation

Crown Medical Systems, Inc. ("the Company") was incorporated as Link Media Publishing Ltd. in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B has become a wholly owned subsidiary of the Company and their operations have been merged.

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

For the period ended November 30, 2003, the Company had total assets of US $5,125, including cash resources of $665, accounts receivable of $3,870 and property and equipment $590, The cash and equivalents represent the Company present source of liquidity.

The Company’s liabilities at November 30, 2003 totaled $16,990, consisting of $12,990 in accounts payables and $4,000 in loans payables.

During the quarter ended November 30, 2003 the Company had no revenues and net losses for the period of $2,938.

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

The Company will cancel the re-acquired shares, and the B2B nominated directors will resign. The Company will incur a gain of approximately $4,000 on the disposal of B2B.

Subsequent to November 30, 2003 Mario Aiello, Robert Hoegler and Earl Hope have resigned from all their position on the Board of the Company. Mario Aiello will retain his position of secretary of the Company until the closing of the Agreement and Plan of Merger.

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

In connection with the anticipated closing the Agreement and Plan of Merger and subsequent to November 30, the present directors: Robert Hoegler, Earl Hope and Mario Aiello have resigned from the Board of the Company Mario Aiello will retain his position as Secretary. William Sklar of Toronto, Ontario has been appointed to the positions of director, President and Chief Executive Officer; Mr Paul Marshall has been appointed to the positions of Director and Chief Financial Officer of the Company and Messrs. Brian D. Knight and James A. Sterling, affiliates of Crown Medical (Delaware) have been appointed to the position of directors.

Effective December 18, 2003, the Company executed a name change to Crown Medical Systems, Inc. The Company’s trading symbol was changed to CWMS for trading on the Over The Counter Bulletin Board.

Subsequent to November 30, 2003 the Company has executed the following agreements:

1.	Acquisition Agreement to purchase 100% interest in a proprietary Electronic Medical Record (EMR) software program from Sonya and Dr. Mark Jennings. This proprietary electronic software is used by medical practitioners to document patients’ encounters and to replace existing paper-based patient charts. The consideration to be paid to purchase the asset will be 1,500,000 shares of the Company’s common stock and will be subject to the closing of the Agreement and Plan of Merger with Crown Medical (Delaware).

2.	Corporate Communication Consulting Agreement with Crosschek Capital (“Crosschek”) of Scottsdale, Arizona whereby Crosschek will provide consulting services relating to the development, implementation and maintenance of an ongoing program to create awareness of the Company’s activities in the investment communities. Crosschek will be compensated with a monthly retainer of $5,000 for a period of one year.

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

There were no reports filed on Form 8-K during the three month period ended November 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Crown Medical Systems, Inc.

/s/ William Sklar
William Skjlar, Director

Date: January 14, 2004.