Form 10KSB
period 2004-02-29
CROWN MEDICAL SYSTEMS INC
filed 2004-06-15
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended: 29 February, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

              For the transition period from _________ to _________

                          COMMISSION FILE NO. 333-86706

                           CROWN MEDICAL SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter)

            NEVADA                           7374                     98-0375957
            ------                           -----                    ----------
(State or Other Jurisdiction of  (Primary Standard Industrial        (IRS Employer
       Incorporation)             Classification Code Number)     Identification. No.)

                  6006 N. MESA, SUITE 709, EL PASO, TEXAS 79912
               ---------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: (915) 845-1787

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

  Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes  _X_                               No _____


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes  _X_                               No _____


State issuer's revenues for its most recent fiscal year:     Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$14,112,000 as at June 9, 2004 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

20,451,835


TABLE OF CONTENTS

                                                                                                  Page
ITEM 1:    DESCRIPTION OF BUSINESS                                                                  3
ITEM 2:    DESCRIPTION OF PROPERTY                                                                  7
ITEM 3:    LEGAL PROCEEDINGS                                                                        7
ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                      7
ITEM 5:    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                 7
ITEM 6:    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                8
ITEM 7:    FINANCIAL STATEMENTS                                                                    11
ITEM 8:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES   29
ITEM 9:    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS                            30
ITEM 10:   EXECUTIVE COMPENSATION                                                                  33
ITEM 11:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                          34
ITEM 12:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                          35
ITEM 13:   EXHIBITS AND REPORTS                                                                    35
ITEM 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                  35



                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found on page 10.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results,
performance  or  achievements   expressed  or  implied  by  the  forward-looking
statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o        our ability to raise capital,

o        our ability obtain and retain customers,

o        our ability to provide our products and services at competitive rates,

o our ability to execute our business strategy in a very competitive environment,

o        our degree of financial leverage,

o risks associated with our acquiring and integrating companies into our own,

o        risks related to market acceptance and demand for our services,

o        the impact of competitive services,
o        other risks referenced from time to time in our SEC filings.


With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will result or be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.


PART I

ITEM 1: DESCRIPTION OF BUSINESS

(a)  Business Development

Crown Medical Systems, Inc. (the "Company") was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its incorporation to February 29th, 2004 the Company has undertaken the following activity:

(1) Through an agreement dated February 15, 2002 and completed on February 22, 2002, we acquired a 100% equity interest in Business to Business Publishing Inc., a private British Columbia company involved in the publication and distribution of industry and profession specific wall planners.

(2) During the fiscal year ended February 28, 2003, our subsidiary suspended operations due to our failure to raise sufficient working capital to fund ongoing operations and our inability to attain profitable operations. We attempted to raise additional financing to fund future operations, but were not successful.

(3) On July 14, 2003, the Company completed a 5:1 stock split of its outstanding share capital in connection with the proposed acquisition of Crown Medical Systems, Inc. resulting in an increase in outstanding common shares from 6,390,367 shares to 31,951,835 shares.

(4) On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Medical Systems, Inc. ("Crown Delaware"). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Pursuant to the terms of the Agreement, the Company changed its name to Crown Medical Systems, Inc. effective December 18, 2003. The Merger Agreement is subject to approval of the shareholders of Crown Delaware and a final closing.

Upon final closing, the acquisition will be accounted for as a reverse acquisition with Crown Delaware being treated as the accounting parent and Crown Medical Systems, Inc. (Nevada) (the "Company), the legal parent, being treated as the accounting subsidiary.

(5) Effective December 18, 2003 the Company changed its name to Crown Medical Systems, Inc.

(6) The Company, through an agreement dated January 27, 2004 acquired the rights to MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters. The company, on the same date entered into a sub license agreement with Crown Medical Systems, Inc. [Delaware] granting them the sole rights to market, distribute and license ownership and us of the MD PaperFree software, in exchange for a twelve (12) % royalty payable to the Company on all proceeds earned from the MD PaperFree software.

(7) On February 23, 2004 disposed of its entire interest in the shares of Business to Business Publishing Inc. in return for the surrender for cancellation of the 13,000,000 post forward split shares of the Company issued in connection with the acquisition of Business to Business Publishing Inc.


(b) Business of Issuer

GENERAL

The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, that meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

(1)        Distribution Method of Services

In exchange for a 12% royalty, he company has granted an exclusive license to Crown Medical Systems, Inc. (Delaware) to market the MD PaperFree(R) EMR software through the Delaware company's network of distributors.

(2) Principal Products or Services and Their Markets:

(i)        Principal Products or Services

The Company  will  generate  royalty  revenue  from the sale of its  proprietary
Electronic  Medical  Record  software,   to  physician  offices,   clinics,  and
hospitals.

(ii) Markets

Inside the Medical Practitioner marketplace, the Company's licessee will focus upon sole practitioners, doctors and other health providers operating in clinics, and small hospitals.

In addition to the normal risks associated with a new business venture, there can be no assurance that the Company's venture will be a commercial success.

In order to reach potential buyers, the company's licensee will use a network of distributors acting as independent contractors, who have existing relationships within the medical practitioner arena.

(iii)      Business Applications of Services

Pursuant to the Health Insurance Portability and Accountability Act of 1996, Medical Practitioners MD PaperFree(R) EMR is the Company's proprietary EMR software used by Medical Practitioners to document patient encounters. MD PaperFree(R) EMR was designed to enhance physician productivity using tablet PCs, or desktop workstations, to automate the most common physician activities. MD PaperFree(R) EMR replaces paper-based medical records and is available as a hosted solution.

Designed to reduce the workload of all key staff members within the healthcare provider organization, MD PaperFree(R) EMR features revenue stabilization and enhancement tools, as well as built in safeguards to significantly reduce potential malpractice lawsuits and HIPAA violations. Additionally, physicians can justify enhanced levels of patient billing due to more complete diagnosis.

(3)        Status Of Any Publicly Announced New Product Or Service

The company's exclusive license has an active website at www.crownmed.com

(4) Competitive Business Conditions And The Small Business Issuer's Competitive Position In The Industry And Methods Of Competition

Healthcare provider markets are highly competitive and characterized by rapid changes due to regulation and technological improvements. The healthcare industry is currently being driven by process optimization initiatives especially as it relates to HIPAA compliance, reducing medical errors and improving financial performance.

The Company's products and services compete with other healthcare software-based companies currently in the market, as well as other companies that may enter the market with emerging technologies. While the Company is more limited in terms of operating history, financial resources, facilities and personnel relative to its competitors, its strategy is to compete with larger companies on the basis on providing an integrated software, hardware and service solution and its ability to provide integration, implementation and ongoing system and database maintenance through its ASP model.

(5) Sources and availability of raw materials and the names of principal suppliers:

The components required to provide all of the Company's services are readily available in the marketplace.

(8) Need for any government approval of principal products or services:

At this time there is no direct required government approval of the services offered. However, the Company's ultimate customers operate in the highly regulated Medical sector.

(9) Effect of existing or probable governmental regulations on the business:

Not applicable - see (8) above.

(10) Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers:

The Company acquired the MD PaperFree(R) software at the end of its fiscal year. No Research and Development activities were undertaken by the Company.

(11) Costs and effects of compliance with environmental laws (federal, state and local):

There are no costs and effects of compliance with any environmental laws.

(12) Number of total employees and number of full time employees:

As of the date of this Registration Statement, we do not have any employees other than our directors and officers. All of our directors and officers provide their services on an as needed basis.

RISK FACTORS

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our business history has been limited to the publication and distribution of industry and profession specific wall planners. That business plan was unsuccessful and we are now reviewing the possibility of resuming our operation and reviewing other business acquisition opportunities. There is no guarantee that we will be able to raise the financing necessary to develop any future business plan we may adopt.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 29, 2004, we had cash on hand in the amount of $1,952.We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

We do not have any arrangements for financing and we can provide no assurance that we will be able to obtain the required financing when needed. Obtaining additional financing will be subject to a number of factors, including:

*          Market conditions;

*          Investor acceptance of potential business assets; and

*          Investor sentiment.

These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are not successful in achieving financing id operation or acquire business assets, our development will be delayed.

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate  significant revenues from resumption of operations
or  any  business  interest  we  acquire,   we  will  not  be  able  to  achieve
profitability or continue operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

The Company neither leases nor owns any real property.

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Crowns's common stock is quoted on the NASD OTC Bulletin Board under the symbol "CWMS"(formerly "LKME"). The table below gives the high and low bid information for each fiscal quarter for the past year. The bid information was obtained fromand OTC Bulletin Board, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

----------------------------- ------------------ -------------- ----------------
Period Ended                  High               Low            Source
----------------------------- ------------------ -------------- ----------------
June 9, 2004                  0.69               0.47           Yahoo Finance
----------------------------- ------------------ -------------- ----------------
May 31, 2004                  1.85               0.36           Yahoo Finance
----------------------------- ------------------ -------------- ----------------
February 29, 2004             2.15               1.40           Yahoo Finance
----------------------------- ------------------ -------------- ----------------
November 30, 2003             3.04               1.45           Yahoo Finance
----------------------------- ------------------ -------------- ----------------
August 31, 2003               2.60               0.01           Yahoo Finance
----------------------------- ------------------ -------------- ----------------
May 31, 2003                  .01                0.01           Yahoo Finance
----------------------------- ------------------ -------------- ----------------

----------------------------- ------------------ -------------- ----------------

We have approximately 97 shareholders of record as at the date of this annual report.

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company through B2B, which has no salaried employees, was considered a start-up corporation involved in the production and distribution of industry specific and special interests wall planners. Revenue was generated by B2B by selling advertising space in its wall planners. The wall planners were distributed, free of charge, to targeted professionals or individuals who comprise the industry or interest groups for which the planners were designed and produced.

Prior to our previous fiscal year ended February 28, 2003, our subsidiary suspended operations due to our failure to raise sufficient working capital to fund ongoing operations and our inability to attain profitable operations. We attempted to raise additional financing to fund and restart the publishing operations, but were not successful.

On February 23, 2004 we disposed of its interest in the shares of B2B to its original vendors, in return for the surrender for cancellation of the 13,000,000 post forward split shares of the Company issued in connection with the acquisition of Business to Business Publishing Inc., resulting in a gain on disposition of $2,495. The B2B operations have been shown as discontinued operations in the accompanying financial statements.

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Medical Systems, Inc. ("Crown Delaware"). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Pursuant to the terms of the Agreement, the Company changed its name to Crown Medical Systems, Inc. effective December 18, 2003. The Merger Agreement is subject to approval of the shareholders of Crown Delaware and a final closing.

Upon final closing, the acquisition will be accounted for as a reverse acquisition with Crown Delaware being treated as the accounting parent and Crown Medical Systems, Inc. (Nevada) (the "Company), the legal parent, being treated as the accounting subsidiary.

The Company, through an agreement dated January 27, 2004 acquired MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters. The company, on the same date entered into a sub license agreement with Crown Delaware granting the exclusive rights to market, distribute and license ownership and use of the MD PaperFree software, in exchange for a twelve (12) % royalty payable to the Company on all licensing fees received by Crown from the MD PaperFree software. No sales took place during the period between acquisition (January 27, 2004) and year-end, and accordingly no royalties were earned.

For the year ended February 29, 2004, the Company had total assets of $1,501,952 (2003 $10,000), including cash resources of $1,952 (2003 $3,392), accounts receivable of $Nil ( 2003 $5,210) and Computer Software of $1,500,000 ( 2003 $695). The cash and equivalents represent the Company present source of liquidity.

The Company's liabilities at February 29, 2004 totalled $49,172 ( 2003 $6,782), consisting of $36,172 ( 2003 $6,782) in accounts payables and $13,000 ( 2003 $Nil) in loans payables.

During the years ended February 29, 2004 and February 28, 2003 the Company had no revenues from continuing operations. The Company incurred net losses for the year from continuing operations of $49,487 ( 2003 $9,567). The Company recorded net income from discontinued operations of $484 after taking into account a gain on disposition of discontinued operations of $2,495. During 2003 the Company had a loss from discontinued operations of $73,204.

The Company has not realized any revenues for the current year and it is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2003. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of the Crown Delaware and a final closing. The terms of the Merger Agreement provide for:

(a)   Forward share split - 5:1. The forward split took place on July 14, 2003.

(b) Disposal of B2B - as a condition precedent to the acquisition of Crown Delaware, the Company has disposed of its interest in B2B to the original vendors who are former Directors of the Company in exchange for 2,600,000 (13,000,000 post split) restricted common shares issued as consideration for the acquisition of the B2B. The Company has cancelled the re-acquired shares, and the B2B nominated directors have resigned. (Refer to Note 5.)

(c) Re-Purchase of Shares - Upon completion of the Merger Agreement, the Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a former director for nominal consideration.

(d) Acquisition of Crown Delaware - the current Crown Delaware shareholders will receive 16,500,000 post split shares as consideration for the acquisition, on the basis of 0.7857 new share for each one current Crown Delaware share of which 6,500,000 will be newly issued and 10,000,000 will come from the treasury shares acquired from a Director as more fully described in 3 (c) above. These shares will be subject to rule 144 restrictions.

(e) Merger - each current Company shareholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware. To date, the shareholders of Crown Delaware have not yet approved the merger.

(f)   Preferred  Shares  - The  Company  has  also  agreed  to  issue  5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period.

(g) Effective December 18, 2003, the Company executed a name change to Crown Medical Systems Inc. The Company's trading symbol was changed to CWMS for trading on the Over The Counter Bulletin Board.

(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.

Upon completion of the transactions described above, the former shareholders of Crown Delaware will own approximately 65% (52% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown Delaware being treated as the accounting parent and the Company being treated as the accounting subsidiary.

Plan of Operation

During the fiscal year ended February 29, 2004 we had no revenue.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing and CROWN DELAWARE XXX no specific business projects that are being reviewed.

We anticipate incurring approximately $100,000 for administrative expenses over the next 12 month period including accounting and audit costs ($15,000) legal fees ($25,000), rent and office costs ($35,000) and general administrative costs ($25,000). We do not currently have cash on hand to cover these anticipated costs.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or arrange director loans in order to continue operations.

Results of Operations

During the fiscal year ended February 29, 2004 we earned no revenues, and we incurred General and Administrative Expenses of $49,487, including consulting fees of $1,000, office and general costs of $18,697 and professional fees of $29,790, resulting in a loss from continuing operations of $49,487. Although B2B did not operate during the year, it incurred $2,011 of losses, which after taking into account a $2,495 gain on disposition, resulted in a gain from discontinued operations of $484.

For the fiscal year ended February 28, 2003, we earned $11,796 from business operations relating to our production and distribution of wall planners. This amount was offset by general and administrative expenses of $94,561 consisting of goodwill impairment of $41,075, accounting and legal costs of $15,784, office and general costs of $12,137, bad debt write offs totalling $9,327, consulting fees of $8,402, printing, design and distribution costs of $6,547 and travel and promotion costs of $1,289. Accordingly, we incurred a net loss of $82,765 for the fiscal year.

ITEM 7: FINANCIAL STATEMENTS


                           CROWN MEDICAL SYSTEMS, INC.

                      (FORMALLY LINK MEDIA PUBLISHING LTD.)


                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                FEBRUARY 29, 2004




INDEPENDENT AUDITORS' REPORT

CONSOLIDATED BALANCE SHEETS

CONSOLIDATED STATEMENTS OF OPERATIONS

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 [DALE MATHESON CARR-HILTON LABONTE LETTERHEAD]



INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Board of Directors and Stockholders of Crown Medical Systems, Inc. (formerly Link Media Publishing Ltd.)

We have audited the consolidated balance sheets of Crown Medical Systems, Inc. (formerly Link Media Publishing Ltd.), (a development stage company), as at February 29, 2004 and February 28, 2003 and the consolidated statements of operations, stockholders' equity and cash flows for the years ended February 29, 2004 and February 28, 2003, and the period from January 29, 2002 (inception) to February 29, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at February 29, 2004 and February 28, 2003 and the results of its operations and its cash flows and the changes in stockholders' equity for the years ended February 29, 2004 and February 28, 2003, and the period from January 29, 2002 (inception) to February 29, 2004.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, to date the Company has not generated any significant revenues from operations and requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             "Dale Matheson Carr-Hilton LaBonte"



                                                           CHARTERED ACCOUNTANTS







Vancouver, B.C.

May 31, 2004

                           CROWN MEDICAL SYSTEMS, INC.

                      (FORMERLY LINK MEDIA PUBLISHING LTD.)

                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                                                                                          February 29,         February 28,
                                                                                              2004                 2003
  ---------------------------------------------------------------------------------- ------------------- --------------------

  ASSETS

  CURRENT ASSETS
      Cash                                                                                    $  1,952            $   3,372
      Accounts receivable                                                                            -                5,210
      Other receivables                                                                              -                  723
  ---------------------------------------------------------------------------------- ------------------- --------------------
                                                                                                 1,952                9,305
  COMPUTER SOFTWARE (Note 4)                                                                 1,500,000                    -
  FIXED ASSETS                                                                                       -                  695
  ---------------------------------------------------------------------------------- ------------------- --------------------

                                                                                           $ 1,501,952           $   10,000
  ================================================================================== =================== ====================


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
      Accounts payable and accrued liabilities                                               $  36,172            $   6,782
      Due to related parties (Note 5)                                                           13,000                    -
  ---------------------------------------------------------------------------------- ------------------- --------------------
                                                                                                49,172                6,782
  ---------------------------------------------------------------------------------- ------------------- --------------------

  GOING CONCERN CONTINGENCIES AND COMMITMENTS (Notes 1 and 9)

  STOCKHOLDERS' EQUITY
      Capital stock (Note 7)
         Common stock, $0.001 par value,  70,000,000 shares authorized Preferred stock, $0.001 par value, 5,000,000 shares authorized 20,451,835 (2003 -
         31,951,835) post-split common shares issued and outstanding
                                                                                                 5,290                6,390
       Additional paid-in capital                                                            1,585,320               86,820
  Other comprehensive income (loss)                                                                  -               (1,165)
  Deficit accumulated during the development stage                                            (137,830)             (88,827)
  ---------------------------------------------------------------------------------- ------------------- --------------------

                                                                                             1,452,780                3,218
  ---------------------------------------------------------------------------------- ------------------- --------------------

                                                                                            $ 1,501,952          $   10,000
  ================================================================================== =================== ====================




   The accompanying notes are an integral part of these consolidated financial statements.

                          CROWN MEDICAL SYSTEMS, INC.

                     (FORMERLY LINK MEDIA PUBLISHING LTD.)

                         (A DEVELOPMENT STAGE COMPANY)

                       STATEMENT OF STOCKHOLDERS' EQUITY

     FOR THE PERIOD FROM JANUARY 29, 2002 (INCEPTION) TO FEBRUARY 29, 2004


                                                                                                               Deficit
                                                                                                             Accumulated
                                             Common stock         Additional      Share          Other          During
                                                                   Paid-In    Subscriptions  Comprehensive   Development
                                           Shares     Amount       Capital      Received         Income         Stage        Total
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for cash at
$.001 per share
- February 12, 2002                     3,500,000   $  3,500   $        --    $       --     $       --     $      --    $    3,500

Issuance of common stock for
acquisition of Business to Business
Publishing Inc. at $.001 per share
- February 22, 2002                     2,600,000      2,600            --            --             --            --         2,600

Share subscriptions received                   --         --            --        71,300             --            --        71,300

Net loss for the period January 29,
2002 (inception) to February 28,
2002                                           --         --            --            --             --        (6,062)       (6,062)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2002              6,100,000      6,100            --        71,300            --         (6,062)       71,338


Issuance  of common  stock for cash
at $.30 per share - March 30, 2002        290,367        290        86,820       (71,300)            --            --        15,810

Other comprehensive income (loss)              --         --            --            --         (1,165)           --        (1,165)

Net loss for the year ended
February 28, 2003                              --         --            --            --             --       (82,765)      (82,765)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2003              6,390,367      6,390        86,820            --         (1,165)      (88,827)        3,218

Stock split 5:1 - July 14, 2003        25,561,468         --            --
---------------------------------------------------------------------------

                                       31,951,835      6,390        86,820

                                                                                                               Deficit
                                                                                                             Accumulated
                                             Common stock         Additional      Share          Other          During
                                                                   Paid-In    Subscriptions  Comprehensive   Development
                                           Shares     Amount       Capital      Received         Income         Stage        Total
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
Acquisition of MD Paper Free -
January 28, 2004                        1,500,000      1,500     1,498,500            --             --            --     1,500,000

Surrender and cancellation
 of common stock on sale of
Business to Business Publishing
Inc. at $.001 per share -
February 23, 2004                     (13,000,000)    (2,600)           --            --             --            --        (2,600)

Other comprehensive income (loss)              --         --            --            --          1,165            --         1,165

Net loss for the year ended
February 29, 2004                              --         --            --            --             --       (49,003)      (49,003)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2004             20,451,835   $  5,290   $ 1,585,320    $       --     $       --     $(137,830)   $1,452,780
====================================================================================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                           CROWN MEDICAL SYSTEMS, INC.

                      (FORMERLY LINK MEDIA PUBLISHING LTD.)

                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                                                             January 29, 2002
                                                                     Year ended    Year ended February         (Inception) to
                                                              February 29, 2004               28, 2003      February 29, 2004
==============================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss for the year from continuing operations                 $  (49,487)             $  (9,561)            $  (65,110)
   Adjusted for items not involving cash:
       Depreciation                                                        695                     77                    772
       Goodwill impairment                                                  --                 41,075                 41,075
------------------------------------------------------------------------------------------------------------------------------

                                                                       (48,792)                31,591                (23,264)
       Net changes in non-cash working capital items                    34,577                 (4,455)                36,172
------------------------------------------------------------------------------------------------------------------------------

Cash used for continuing operations                                    (14,215)               (27,136)                12,908
Discontinued operations                                                 (1,370)               (38,076)               (93,717)
------------------------------------------------------------------------------------------------------------------------------

                                                                       (15,585)               (65,212)               (80,809)
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                                 --                   (772)                  (772)
   Net advances to B2B prior to acquisition                                 --                     --                (20,077)
------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                 --                   (772)               (20,849)
------------------------------------------------------------------------------------------------------------------------------


                                                                                                             January 29, 2002
                                                                     Year ended    Year ended February         (Inception) to
                                                              February 29, 2004               28, 2003      February 29, 2004
==============================================================================================================================
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from common share subscriptions and issuances                   --                 15,810                 90,610
   Net advances from (repayments to) related parties                    13,000                     --                 13,000
------------------------------------------------------------------------------------------------------------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                13,000                 15,810                103,610
------------------------------------------------------------------------------------------------------------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                          1,165                 (1,165)                    --
------------------------------------------------------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                                             (1,420)               (51,339)                 1,952

CASH, BEGINNING OF YEAR                                                  3,372                 54,711                     --
------------------------------------------------------------------------------------------------------------------------------

CASH, END OF YEAR                                                   $    1,952              $   3,372             $    1,952
==============================================================================================================================


Supplemental cash flow information (Note 10).


The accompanying notes are an integral part of these consolidated financial statements.

                           CROWN MEDICAL SYSTEMS, INC.

                      (FORMERLY LINK MEDIA PUBLISHING LTD.)

                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 29, 2004
--------------------------------------------------------------------------------


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION


The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. ("B2B"), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares (13,000,000 post split shares) of the Company. On February 23, 2004 the Company disposed of its entire interest in the shares of B2B in return for the surrender for cancellation of 13,000,000 Company shares of restricted stock issued in connection with the acquisition of B2B.

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Medical Systems, Inc. ("Crown Delaware"). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Pursuant to the terms of the Agreement, the Company changed its name to Crown Medical Systems, Inc. effective December 18, 2003. The Merger Agreement is subject to approval of the shareholders of Crown Delaware and a final closing.
(Refer to Note 3.)

Upon final closing, the acquisition will be accounted for as a reverse acquisition with Crown Delaware being treated as the accounting parent and Crown Medical Systems, Inc. (Nevada) (the "Company), the legal parent, being treated as the accounting subsidiary.

The Company, through an agreement dated January 12, 2004 and amended January 27, 2004, acquired a proprietary EMR (Electronic Medical Record) software program ("MD Paperfree") to be marketed to medical practitioners for their use in documenting patient encounters. The Company, on the same date entered into a sub-license agreement with Crown Delaware, pending completion of the Merger Agreement, granting Crown Delaware the sole rights to market, distribute and license ownership and use of the MD Paperfree software, in exchange for a twelve
(12)% royalty payable to the Company on all licensing fees received by Crown Delaware.

GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. To February 29, 2004, the Company has a working capital deficit of $47,220 and has incurred losses since inception totalling $137,830. Management's plans include obtaining additional capital through debt or equity financing.

The Company will depend almost exclusively on outside capital to complete the development and marketing of its proprietary software and related products. Such outside capital will include the sale of additional stock and may include commercial borrowing. There can be no assurance that capital will be available as necessary to meet these development costs or, if the capital is available, that it will be on terms acceptable to the Company. The issuances of additional equity securities by the Company may result in a significant dilution in the equity interests of its current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase the Company's liabilities and future cash commitments. If the Company is unable to obtain financing in the amounts and on terms deemed acceptable, the business and future success may be adversely affected.

Given the Company's limited operating history, lack of sales, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability. Accordingly, these factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF PRESENTATION

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.


PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of the Company, and the accounts of its wholly owned subsidiary B2B up to February 23, 2004, the date it was disposed of (Refer to Note 6). All significant intercompany balances and transactions are eliminated on consolidation.


ORGANIZATION

The Company was incorporated on January 29, 2002 in the State of Nevada. The Company's fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.


COMPUTER SOFTWARE

In accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized software costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. During 2004 the Company capitalized software acquisition costs totalling $1,500,000. During the year ended February 29, 2004 the management has determined that no impairment in the carrying value of capitalized computer application software had occurred.

REVENUE RECOGNITION

Upon the completion of the proposed acquisition of Crown Delaware the Company will derive its revenues from the sale of products, license fees for its products, maintenance, support and services.

Revenues from product sales will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists, and collectibility is reasonably assured. When a right of return exists, the Company defers revenues until the right of return expires. Revenues subject to certain price protection and stock rotation are deferred until products are sold by the distributor, or until the right expires.

Revenue from license fees will be recognized in accordance with Statement of Position (SOP 97-2 "Software Revenue Recognition"), when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable.

Revenues from maintenance and support will be recognized on a pro rata basis over the period of the maintenance contract.

Revenues  from  software  licenses  that  require   significant   customization,
integration and installation will be recognized as they are completed.

Initially, pursuant to the MD PaperFree sub-license agreement with Crown Delaware (refer to Note 4), the Company will record software royalties as revenue when license fees are collected by Crown Delaware.


OTHER COMPREHENSIVE INCOME
Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. To date the Company's other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the foreign currency financial statements of B2B.


USE OF ESTIMATES AND ASSUMPTIONS

Preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Significant items requiring management estimates include the carrying value of computer software and the fair values of common share issuances. Financial results as determined by actual events could differ from those estimates.


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


NET LOSS PER COMMON SHARE

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share for the year ended February 28, 2003 has been restated to give retroactive effect to the 5:1 stock split in 2004.


STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS No. 148"), an amendment of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). The purpose of SFAS No. 148 is to: (1) provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, (2) amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and (3) to require disclosure of those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Company commencing December 31, 2002.

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

The Company has not adopted a stock option plan and has not granted any stock options since inception. Accordingly no stock-based compensation has been recorded in any period.

INCOME TAXES

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantial enactment. A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if future deductibility is uncertain.


GOODWILL

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. During fiscal 2003 the Company recorded an impairment of goodwill relating to B2B. (Refer to Note 6)


COMPARATIVE FIGURES

Certain of the comparative figures have been restated to conform to the current year's presentation.


RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Such standard requires costs associated with exit or disposal activities (including restructurings) to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized until such liability has actually been incurred and becomes determinable, whereas under EITF Issue No. 94-3 a liability was recognized at the time of commitment to an exit or disposal plan. The provisions of this standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 has not had any impact on the Company's financial position or results of operations.


On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group ("DIG") process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company adopted SFAS 149, as required, on July 1, 2003 with no material impact on its financial statements.

In May 2003, SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Generally, a financial instrument, whether in the form of shares or otherwise, that is mandatorily redeemable, i.e. that embodies an unconditional obligation requiring the issuer to redeem it by transferring its shares or assets at a specified or determinable date (or dates) or upon an event that is certain to occur, must be classified as a liability (or asset in some circumstances). In some cases, a financial instrument that is conditionally redeemable may also be subject to the same treatment. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative (as defined) in its entirety. For public entities, this Statement is effective for financial instruments entered into or modified after May 31, 2003. The adoption of SFAS 150 has not had any impact on the Company's financial position or results of operations.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting for Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 clarifies the requirements for a guarantor's accounting for, and disclosure of, certain guarantees issued and outstanding. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation also incorporates without reconsideration the guidance in FASB Interpretation No. 34, which is being superseded. The adoption of FIN 45 has not had any impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletins ("ARB") No. 51, Consolidated Financial Statements ("FIN 46"). Fin 46 applies immediately to variable interest entitles created after January 31, 2003, and in the first interim period beginning after June 15, 2003 for variable interest entities created prior to January 31, 2003. The interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. The interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The adoption of FIN 46 has not had any impact on the Company's financial position or results of operations.


NOTE 3 - PROPOSED ACQUISITION OF CROWN DELAWARE

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Agreement") with Crown Delaware. This Agreement supercedes the original Share Purchase Agreement executed June 20, 2003. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of the Company and a final closing. The terms of the agreement provide for:

(a)   Forward share split - 5:1. The forward split took place on July 14, 2003.

(b) Disposal of B2B - as a condition precedent to the acquisition of Crown Delaware, the Company has disposed of its interest in B2B to the original vendors who are former Directors of the Company in exchange for 2,600,000 (13,000,000 post split) restricted common shares issued as consideration for the acquisition of the B2B. The Company has cancelled the re-acquired shares, and the B2B nominated directors have resigned. (Refer to Note 5.)

(c) Re-Purchase of Shares - Upon completion of the merger, the Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a former director for nominal consideration.

(d) Acquisition of Crown Delaware - the current Crown Delaware shareholders will receive 16,500,000 post split shares as consideration for the acquisition, on the basis of 0.7857 new share for each one current Crown Delaware share of which 6,500,000 will be newly issued and 10,000,000 will come from the treasury shares acquired from a Director as more fully described in 3 (c) above. These shares will be subject to rule 144 restrictions.

(e) Merger - each current Company shareholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware. To date, the shareholders of Crown Delaware have not yet approved the merger.

(f)   Preferred  Shares  - The  Company  has  also  agreed  to  issue  5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period.

(g) Effective December 18, 2003, the Company executed a name change to Crown Medical Systems Inc. The Company's trading symbol was changed to CWMS for trading on the Over The Counter Bulletin Board.

(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.

Upon completion of the transactions described above, the former shareholders of Crown Delaware will own approximately 65% (52% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown Delaware being treated as the accounting parent and the Company being treated as the accounting subsidiary.

NOTE 4 - COMPUTER SOFTWARE
                                        February 29, 2004    February 28, 2003
                                       -------------------- --------------------
Capitalized costs                             $ 1,500,000              $    --
Less: accumulated amortization                         --                   --
                                       -------------------- --------------------

                                              $ 1,500,000              $    --
                                       ==================== ====================


By agreement dated January 12, 2004 and amended January 27, 2004, the Company purchased a 100% interest in MD Paperfree, a proprietary Electronic Medical Record (EMR) software program, to be marketed to medical practitioners for their use in documenting patients' encounters and replacing existing paper-based patient charts. The consideration paid was 1,500,000 shares of the Company's common stock with a fair value of $1.00 per share. As of February 29, 2004, capitalized software costs have not been amortized because commercial operations have not yet commenced.



The Company entered into a license agreement with Crown Delware on January 27, 2004 granting Crown Delaware the exclusive rights to market, distribute and license ownership and use of the MD Paperfree software. The Company will be entitled to receive as a royalty a monthly amount equal to twelve percent (12%) of the Licensing Fees actually received by Crown Delaware from all field or on site stand alone installations of MD Paperfree or its derivatives at any medical facility.

NOTE 5 - RELATED PARTY TRANSACTIONS

Upon acquisition of B2B the directors of B2B were appointed directors of the Company. These directors resigned upon the disposal of B2B by the Company.

Notes Payable:

$9,000 - due to a minority shareholder, interest free, without specific terms of repayment

$4,000 - due to a former director and secretary of the company, interest free, without specific terms of repayment

NOTE 6 - BUSINESS TO BUSINESS PUBLISHING INC.

The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of B2B, in exchange for 2,600,000 (13,000,000 post forward split) restricted shares of the Company. B2B was incorporated in British Columbia on December 15, 2000 and commenced operations on July 1, 2001.

During the fourth quarter of 2002 the Company ceased the operations of B2B due to a lack of working capital and accordingly, at February 28, 2003, wrote off the carrying value of the goodwill relating to B2B of $41,075. As part of the conditions of the Company's reverse merger with Crown Delaware the Company agreed to dispose of its investment in B2B in return for the surrender for cancellation of 13,000,000 Company shares issued in connection with the acquisition of B2B which was completed on February 23, 2004. (Refer to Note 3.)

NOTE 7 - CAPITAL STOCK

The Company's capitalization is 70,000,000 common shares with a par value of $0.001 per share and 5,000,000 preferred shares with a par value of $0.001.

During the year ended February 28, 2003 the Company completed a private placement of 290,367 (1,451,835 post forward split) common shares for total proceeds of $87,110.

On July 14, 2003, the Company completed a 5:1 stock split of its outstanding share capital in connection with the proposed acquisition of Crown Delaware resulting in an increase in outstanding common shares from 6,390,367 shares to 31,951,835 shares.

Unless otherwise noted, except in the Statement of Stockholders' Equity, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the five for one forward split on a retroactive basis.

On January 28, 2004 the Company issued 1,500,000 common shares valued at $1.00 per share in exchange for the acquisition of the rights to MD PaperFree software.

On February 23, 2004, the Company acquired to treasury and cancelled 13,000,000 shares in connection with the disposal of B2B. (Refer to Note 6.)

To February 29, 2004, the Company has not granted any stock options and has not recorded any stock-based compensation.

NOTE 8 - INCOME TAXES

The Company has net operating loss carry-forwards of approximately $50,000, which may be available to offset future taxable income. These losses will expire beginning in 2022. Due to the uncertainty of realization of these loss carry forwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

NOTE 9 - COMMITMENT

By agreement dated January 12, 2004, the Company entered into a one year investor relations contract at $5,000 per month.

NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

================================= ============================ =================================
                                          Year ended                      Year ended
                                       February 29, 2004              February 28, 2003
--------------------------------- ---------------------------- ---------------------------------
Cash paid during the year for:
           Interest                           $     -                         $       -
           Income taxes                       $     -                         $       -
================================= ============================ =================================

During the year the Company issued 1,500,000 shares with a fair value of $1.00 per share in exchange for the acquisition of the rights to MD PaperFree software.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.   CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

           Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls:
           There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of 29 February 2004, the following are the directors and executive officers of the Company.

DIRECTORS:

Name of Director                          Age
----------------                          ---
Darlene Cox                               64
Brian Knight                              54
G. Paul Marshall                          41
William L. Sklar                          56
James Sterling                            57


EXECUTIVE OFFICERS:

Name of Officer                Age        Office
--------------                 ---        ------
William L Sklar                56         President, Chief Executive Officer
G. Paul Marshall               41         Secretary and Treasurer, Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

DARLENE L. COX, Age 52, is an executive healthcare consultant, providing healthcare management and planning consultation, Cox was the president and CEO of Essex Valley Healthcare Inc., East Orange General Hospital in New Jersey, for three years. Previously, Cox was vice president and chief nursing officer at the New York Presbyterian Hospital for five years. Ms. Cox was appointed a Director on February 17, 2004

BRIAN D. KNIGHT, age 54, has been chief executive officer of Crown Medical Systems, Inc (Delaware) since February 2003; he served as its president from July 2001 to April 2003 and its executive vice president from April 2002 to February 2003. Prior to joining Crown (Delaware) in July 2001, since September 1998, Mr. Knight was a self-employed consultant involved with medical software sales. He has served as a director since July 2001. Mr. Knight was appointed a Director on January 17, 2004.

G. PAUL MARSHALL, age 41, has served as a director of Crown since September 2003. He has been a self-employed business consultant since 1987. Mr. Marshall was appointed a Director on January 17, 2004.

WILLIAM L SKLAR, Age 56 Mr. Sklar, has been Director and President of Willmar Management Corp., a consulting company providing management and administrative advice and assistance to private and public companies in the United States, the United Kingdom and Canada. Mr. Sklar was appointed a Director on January 17, 2004.

JAMES A. STERLING, age 57, has been executive vice president of Crown Medical Systems, Inc (Delaware) since February 2003. Mr. Sterling was Vice President of Turney Systems (information processing) from July 2000 to April 2002 and sales manager of W. Silver, Inc. (recycling) from May 1998 to July 2000. Mr. Sterling was appointed a Director on January 17, 2004.

FORMER PRESIDENT, SECRETARY AND DIRECTORS

EARL W. HOPE has provided consulting services to St. Elias Mines Ltd. in the areas of finance, investor and shareholder relations since June 2000. Mr. Hope has experience with private and public traded companies. He spent 29 years as an Account Executive with several national and international securities firms such as Midland Walwyn Inc., West Coast Securities Ltd. and Canaccord Capital Inc. His duties and responsibilities in this capacity included: customer services, initial public offerings and market underwritings. Mr. Hope has completed the Canadian Securities Course, the Series 62 US Corporate Securities Limited Representative License and Series 63 Uniform Securities and Agent State Law Exam. Mr. Hope acts as a director of Infinex Ventures, Inc., a U.S. reporting company. Mr. Hope resigned as President and as a Director of the Company on January 17, 2004.

MARIO C. AIELLO has 17 years experience as an advisor and consultant in the corporate and financial markets. In a consulting capacity, he has developed financial and administrative programs for clients in the high-tech, manufacturing and natural resources markets. He has been responsible for financing many of these companies and for securing trading status for more than 25 of them, both on U.S. and Canadian exchanges. For the past 10 years, he has been President and Director of MCA Equities Ltd., a consulting company providing management and administrative advice and assistance to private and public companies in both Canada and the United States. He has been active in business development in various regions of China for the last three years. He was responsible for evaluating different business opportunities and was instrumental in negotiating a number of joint ventures for Chinese corporate entities. Mario Aiello presently acts as a director Infinex Ventures, Inc., a US reporting company, and Strategic Internet Investment Inc., a company whose shares trade on the OTC Bulletin Board. Mr. Aiello resigned as a Director of the Company on January 17, 2004 and resigned as Secretary on March 1, 2004

ROBERT HOEGLER has been an investment consultant to public and private companies for the past 20 years. Mr. Hoegler is President of MCA Equities Ltd., a private consulting company that provides advice to public companies in Canada and the United States. He is also a director of Eiger Technology Inc., a Toronto Stock Exchange listed company that manufactures electronic lighting ballasts. Mr. Hoegler resigned as a Director on January 17, 2004

TERM OF OFFICE

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

None

FAMILY RELATIONSHIPS

There  are  no  other  family  relationships  among  our  officers,   directors,
promoters, or persons nominated for such positions.

LEGAL PROCEEDINGS

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in legal proceedings that would be material to an evaluation of our management.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

     1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

     2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     3. being subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     4. being found by a court of competent jurisdiction (in a civil action),the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended, or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various such committees during the current fiscal year. Currently, our Board of Directors makes the decisions regarding compensation, our audit, the appointment of auditors, and the inclusion of financial statements in our periodic reports.

AUDIT COMMITTEE

We have no financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive.

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee. Rather, Crown's audit committee is comprised of all of its directors and officers.. Crown's audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. Communicate has adopted an audit committee charter, a copy of which is filed as an exhibit to this report.

CODE OF ETHICS

We have not yet adopted a corporate code of ethics. Our board of directors is considering establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 29, 2004.

                                                       Annual Compensation                        Long Term Compensation Awards
                                                       -------------------                        -------------------------------
Name & Position                     Year      Salary       Bonus        Other Compensation        Restricted Stock    Securities
                                                                                                  Awards              Underlying
                                                                                                                      Options/SAR
William  L. Sklar - President/      2004      0            0            0                         0                   0
Director
G. Paul Marshall - Secretary/CFO    2004      0            0            0                         0                   0
Darlene Cox Director                2004      0            0            0                         0                   0
Brian Knight Director               2004      0            0            0                         0                   0
James Sterling Director             2004      0            0            0                         0                   0
Earl Hope - Former President/       2004      0            0            0                         0                   0
former Director
                                    2003      0            0            0                         0                   0
Mario Aiello - Former CFO/ former   2004      0            0            1,000 Consulting fee      0                   0
Director
                                    2003      0            0            0                         0                   0
Robert Hoegler - Former Director    2004      0            0            0                         0                   0
                                    2003      0            0            0                         0                   0


Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2002 all such filing requirements applicable to our officers and directors were complied with.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at June 9, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock,
(ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                     Name and Address                     Amount and Nature       Percent
Title of Class       of Beneficial Owner                  of Beneficial Owner     of Class

Common Stock         Earl Hope (*)                        10,000,000              48.9%
                     639 Newport Street
                     Coquitlam, British Columbia
                     V3J 3H5

                     Mark & Sonja Jennings                 1,500,000               7.3%
                     2101 Jackson Lane
                     Anderson, IN
                     460114-9260

Common Stock         All current executive officers NIL                            0 %

                     And directors as a group

The percent of class is based on 20,451,835 shares of common stock issued and outstanding as of June 9, 2004

(*) Mr. Hope has agreed to surrender all 10,000,000 Common Shares in connection with the proposed merger with Crown Delaware.

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

ITEM 13: EXHIBITS AND REPORTS

(b) Two reports on Form 8-K were filed during the last quarter of 2004. In the first report filed January 22, 2004, the acquisition of MD PaperFree was reported.. In the second report, filed January 28, 2004, the amended terms of the MD PaperFree acquisition were reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended February 29, 2004 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB and review of the quarterly financial statements included in our Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings for engagements for these fiscal periods were approximately, $9,800..

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

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


Crown Medical Systems, Inc (formerly Link Media Publishing Ltd.)

By

------------------------------------------------------------------------

           William L Sklar

           President, CEO & Director

           Date: June 11, 2004


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By         /s/ William L Sklar

------------------------------------------------------------------------

           William L Sklar

           President, CEO & Director

           Date: June 11, 2004



By         /s/ G. Paul Marshall

------------------------------------------------------------------------

           Secretary, Treasurer and Director

           Date: June 11, 2004

By         /s/ Darlene Cox

------------------------------------------------------------------------

           Darlene Cox

           Director

           Date: June 11, 2004

------------------------------------------------------------------------

By         /s/ Brian Knight


------------------------------------------------------------------------

           Brian Knight

           Director

           Date: June 11, 2004

------------------------------------------------------------------------

By         /s/ James Sterling

------------------------------------------------------------------------

           James Sterling

           Director

           Date: June 11, 2004

------------------------------------------------------------------------