Form 10QSB
period 2004-05-31
CROWN MEDICAL SYSTEMS INC
filed 2004-07-20
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            X Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                   For the quarterly period ended May 31, 2004

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 333-86706

                           CROWN MEDICAL SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter)


                   Nevada                                7374                               98-0375957
                   ------                               -----                               ----------
      (State or Other Jurisdiction of        (Primary Standard Industrial       (IRS Employer Identification. No.)
               Incorporation)                 Classification Code Number)

                  6006 N. Mesa, Suite 709, El Paso, Texas 79912
               (Address of Principal Executive Offices) (Zip Code)

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

$7,362,661 as at July 19, 2004 based on the last sale price of our shares



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

20,451,835







                    NOTE REGARDING FORWARD-LOOKING STATEMENTS



This Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found on page 22.



FORWARD-LOOKING STATEMENTS



Portions of this Form 10-QSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

o        our ability to raise capital,

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



PART I - FINANCIAL INFORMATION





Item 1. Financial Statements



The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

------------------------------------------------------------------------







                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2004

                                   (Unaudited)


Balance Sheets



INTERIM Statements of Operations



interim Statements of Cash Flows



Notes to interim Financial Statements





                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS
                                 BALANCE SHEETS


                                                                                              May 31, 2004      February 29,
                                                                                                                    2004
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                              (unaudited)
                                                             ASSETS
  CURRENT ASSETS
     Cash                                                                                          $  1,925          $  1,952
  ----------------------------------------------------------------------------------------- ----------------- -----------------
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                      1,925             1,952
  COMPUTER SOFTWARE (Note 4)                                                                      1,500,000         1,500,000
  ----------------------------------------------------------------------------------------- ----------------- -----------------

                                                                                                $ 1,501,925       $ 1,501,952
  ========================================================================================= ================= =================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                    $    55,612        $  36,172
     Due to related parties (Note 5)                                                                  13,000           13,000
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                      68,612           49,172
  ----------------------------------------------------------------------------------------- ----------------- -----------------
  ----------------------------------------------------------------------------------------- ----------------- -----------------

  GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8)
  STOCKHOLDERS' EQUITY
     Capital stock (Note 6)
        Common stock, $0.001 par value, 70,000,000 shares authorized Preferred stock, $0.001 par value, 5,000,000 shares authorized 20,451,835 (2003 -
        20,451,835) common shares issued and outstanding
                                                                                                      5,290             5,290
       Additional paid-in capital                                                                 1,585,320         1,585,320
  Deficit accumulated during the development stage                                                 (157,297)         (137,830)
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                  1,433,313         1,452,780
  ----------------------------------------------------------------------------------------- ----------------- -----------------

                                                                                                 $ 1,501,925       $ 1,501,952
  ========================================================================================= ================= =================



              The accompanying notes are an integral part of these
                         interim financial statements.

                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)




                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                     Three Month Period Ended                   Period from
                                                                 May 31, 2004         May 31, 2003         January 29, 2002
                                                                                      Consolidated          (Inception) to

                                                                                 (refer to Note 1)           May 31, 2004
------------------------------------------------------------ ----------------- -------------------- -------------------------------
GENERAL AND ADMINISTRATIVE EXPENSES
   Office and general                                               $  17,467              $   939             $ 45,372
   Professional fees                                                    2,000                1,664                   39,205
------------------------------------------------------------ ----------------- -------------------- -------------------------------
NET LOSS FOR THE PERIOD FROM CONTINUING OPERATIONS                   (19,467)              (2,940)                 (84,577)
------------------------------------------------------------ ----------------- -------------------- -------------------------------

DISCONTINUED OPERATIONS                                                    -                  502                  (72,720)

------------------------------------------------------------ ----------------- -------------------- -------------------------------
NET LOSS FOR THE PERIOD                                            $ (19,467)            $ (2,940)           $ (157,297)
============================================================ ================= ==================== ===============================






BASIC NET LOSS PER SHARE                                           $   (0.00)           $   (0.00)
============================================================ ================= ====================


WEIGHTED AVERAGE COMMON SHARES

      OUTSTANDING                                                  20,451,835           31,951,835
============================================================ ================= ====================


              The accompanying notes are an integral part of these
                         interim financial statements.




                           CROWN MEDICAL SYSTEMS, INC.

                          (a development stage company)



                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)





                                                                       Three Month Period Ended             Period from
                                                                      May 31, 2004    May 31, 2003       January 29, 2002
                                                                                                         (Inception) to
                                                                                     (consolidated
                                                                                          Refer to         May 31, 2004

                                                                                           Note 1)
----------------------------------------------------------------- ----------------- --------------- ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year from Operating Activities                      $  (19,467)      $  (2,940)                 $  (84,578)
  Adjusted for items not involving cash:
         Goodwill impairment                                                                                            41,075
      Depreciation                                                              -              35                          772
----------------------------------------------------------------- ----------------- --------------- ---------------------------

                                                                          (19,467)         (2,905)                    (42,731)
      Net changes in non-cash working capital items                        19,440            2,236                      55,612
----------------------------------------------------------------- ----------------- --------------- ---------------------------
Cash used for continuing operations                                           (27)           (669)                      12,881
Discontinued operations                                                         -               -                     (93,717)
----------------------------------------------------------------- ----------------- --------------- ---------------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES                                   (27)           (669)                    (80,836)
----------------------------------------------------------------- ----------------- --------------- ---------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                      -               -                        (772)
  Net advances to B2B prior to acquisition                                      -               -                     (20,007)
----------------------------------------------------------------- ----------------- --------------- ---------------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                     -               -                     (20,849)
----------------------------------------------------------------- ----------------- --------------- ---------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common share subscriptions and issuances                        -               -                      90,610
  Net advances from related parties                                             -               -                      13,000
----------------------------------------------------------------- ----------------- --------------- ---------------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                        -               -                     103,610
----------------------------------------------------------------- ----------------- --------------- ---------------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                 -              215                           -
----------------------------------------------------------------- ----------------- --------------- ---------------------------
----------------------------------------------------------------- ----------------- --------------- ---------------------------

INCREASE (DECREASE) IN CASH                                                   (27)           (454)                       1,925

CASH, BEGINNING OF PERIOD                                                    1,952           3,372                          -
----------------------------------------------------------------- ----------------- --------------- ---------------------------

CASH, END OF PERIOD                                                      $  1,925         $  2,918                   $  1,925
================================================================= ================= =============== ===========================



Supplemental cash flow information (Note 9).







              The accompanying notes are an integral part of these
                         interim financial statements.




                                       11
                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)





                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  MAY 31, 2004
-------------------------------------------------------------------------------
                                   (Unaudited)



NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION


The Company ("Crown Nevada"), through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. ("B2B"), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 13,000,000shares of the Company. On February 23, 2004 the Company disposed of its entire interest in the shares of B2B in return for the surrender for cancellation of 13,000,000 Company shares of restricted stock issued in connection with the acquisition of B2B.



On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Medical Systems, Inc. ("Crown Delaware"). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. Pursuant to the terms of the Agreement, the Company changed its name to Crown Medical Systems, Inc. effective December 18, 2003. This agreement was rescinded by both parties on July 8, 2004 and replaced with a new letter of intent..

On July 8, 2004 the Company executed a new Letter of Intent ( "LOI" ) for a business combination with Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"). Upon completion of the acquisition, the stockholders of Crown Delaware will own a majority of the equity and voting rights of Crown Nevada.The reorganization shall be structured so that a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") shall merge with and into Crown Delaware in consideration for the issuance of equity securities of Crown Nevada to all of the stockholders of Crown Delaware. As a result, Crown Delaware will become a wholly owned subsidiary of Crown Nevada following the merger of Merger Sub with and into Crown Delaware with Crown Delaware surviving the merger.

Closing of the transaction is subject to the customary definitive agreement, due diligence by both parties and other matters usually associated with business combinations.



Upon final closing, the acquisition will be accounted for as a reverse acquisition with Crown Delaware being treated as the accounting parent and Crown Nevada, the legal parent, being treated as the accounting subsidiary.



The Company, through an agreement dated January 12, 2004 and amended January 27, 2004, acquired a proprietary EMR (Electronic Medical Record) software program ("MD PaperFree") to be marketed to medical practitioners for their use in documenting patient encounters. The Company, on the same date entered into a sub-license agreement with Crown Delaware which the parties intend to cancel upon completion of the Merger Agreement, granting Crown Delaware the sole rights to market, distribute and license ownership and use of the MD PaperFree software, in exchange for a twelve (12)% royalty payable to the Company on all licensing fees received by Crown Delaware.



Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. To May 31, 2004, the Company has a working capital deficit of $66,687 and has incurred losses since inception totalling $157,297. Management's plans include obtaining additional capital through debt or equity financing.



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



Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended May 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.




NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.


Principles of Consolidation

The financial statements include the accounts of the Company, and the accounts of its wholly owned subsidiary B2B up to February 23, 2004, the date it was disposed of. All significant intercompany balances and transactions are eliminated on consolidation.


Organization

The Company was incorporated on January 29, 2002 in the State of Nevada. The Company's fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.



Computer software
In accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labour and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized software costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, the Company evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value. During 2004 the Company capitalized software acquisition costs totalling $1,500,000. To date the Company's management has determined that no impairment in the carrying value of capitalized computer application software has occurred.

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





NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)


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



Foreign Currency Transactions

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



Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share for the period ended May 31, 2003 has been restated to give retroactive effect to the 5:1 stock split in 2004.



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





NOTE 3 - PROPOSED ACQUISITION OF CROWN DELAWARE
-------------------------------------------------------------------------------




On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Agreement") with Crown Delaware. This agreement was rescinded by both parties on July 8, 2004 and replaced with a new letter of intent.

On July 8, 2004 the Company executed a new Letter of Intent ( "LOI" ) for a business combination with Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"). Upon completion of the acquisition, the stockholders of Crown Delaware will own a majority of the equity and voting rights of Crown Nevada. The reorganization shall be structured so that a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") shall merge with and into Crown Delaware in consideration of the issuance of equity securities of Crown Nevada to all of the shareholders of Crown Delaware. As a result, Crown Delaware will become a wholly owned subsidiary of Crown Nevada following the merger of Merger Sub with and into Crown Delaware with Crown Delaware surviving the merger.



The LOI is subject to approval of the stockholders of the Company and a final closing. The terms of the agreement provide for:




NOTE 3 - PROPOSED ACQUISITION OF CROWN DELAWARE (cont'd)
-------------------------------------------------------------------------------



(a) Re-Purchase of Common Shares - Upon completion of the merger, the Company will acquire for treasury, 10,000,000 restricted common shares from a former director for nominal consideration.


(b) Merger Subsidiary - a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") will be incorporated. Crown Delaware will then merge with Merger Sub.
(c) Acquisition of Crown Delaware - the current Crown Delaware stockholders will receive 4,396,825 Preferred Series A shares as consideration for the acquisition, on the basis of 6.3 Preferred Series A shares for each one current Crown Delaware share. These shares will be subject to rule 144 restrictions.


(d) Conversion of Preferred Series A Shares - the current Crown Delaware stockholders will be entitled to immediately convert each Preferred Series A shares into 2.75 common shares of the new entity. After conversion, each former Crown Delaware Stockholder will have received 0.4365 surviving company share for each common share they held in Crown Delaware. Once the Preferred Series A shares have been converted, the former Crown Delaware stockholders will hold 12,091,270 shares in the surviving company.
(e) Merger - each current Company stockholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware.


(f) Preferred Shares - The Company has also agreed to issue 5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve-month period. Until the conversion of Series A Preferred Shares described in (d) above or an increase in the authorized share capital, there will be insufficient authorized Preferred shares to meet the provisions of this part of the agreement.



(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.


Upon completion of the transactions described above, the former stockholders of Crown Delaware will own approximately 54% (44% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown Delaware being treated as the accounting parent and the Company being treated as the accounting subsidiary.




NOTE 4 - COMPUTER SOFTWARE

                                                                     May 31, 2004       May 31, 2003
                                                                   ------------------ -----------------
                            Capitalized costs                           $ 1,500,000           $     -
                            Less: accumulated amortization                        -                 -
                                                                   ------------------ -----------------
                                                                   ------------------ -----------------

                                                                        $ 1,500,000           $     -
                                                                   ================== =================

By agreement dated January 12, 2004 and amended January 27, 2004, the Company purchased a 100% interest in MD Paperfree, a proprietary Electronic Medical Record (EMR) software program, to be marketed to medical practitioners for their use in documenting patients' encounters and replacing existing paper-based patient charts. The consideration paid was 1,500,000 shares of the Company's common stock with a fair value of $1.00 per share. As of May 31, 2004, capitalized software costs have not been amortized because commercial operations have not yet commenced.



The Company entered into a license agreement with Crown Delware on January 27, 2004 granting Crown Delaware the exclusive rights to market, distribute and license ownership and use of the MD PaperFree software. The Company will be entitled to receive as a royalty a monthly amount equal to twelve percent (12%) of the Licensing Fees actually received by Crown Delaware from all field or on site stand alone installations of MD PaperFree or its derivatives at any medical facility. Upon completion of the Merger contemplated by the Letter of Intent described above, the royalty agreement will be rescinded.



NOTE 5 - RELATED PARTY TRANSACTIONS


Upon acquisition of B2B the directors of B2B were appointed directors of the Company. These directors resigned upon the disposal of B2B by the Company.

Fees amounting to $21,000, for services rendered by William L. Sklar, in his capacity as President have been borne by Crown Delaware.

Notes Payable:



$9,000 - due to a shareholder, interest free, without specific terms of repayment



$4,000 - due to a former director and secretary of the company, interest free, without specific terms of repayment



NOTE 6 - CAPITAL STOCK

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



Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the five for one forward split on a retroactive basis.





NOTE 7 - INCOME TAXES


The Company has net operating loss carry-forwards of approximately $65,000, which may be available to offset future taxable income. These losses will expire beginning in 2022. Due to the uncertainty of realization of these loss carry forwards, the benefit is not reflected in the financial statements as the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.




NOTE 8 - COMMITMENT



By agreement dated January 12, 2004, the Company entered into a one year investor relations contract at $5,000 per month.




NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


=================================================== ================ ==================== =========================
                                                      Three month    Three month Period   Period from January 29,
                                                     Period ended           ended           2002 (Inception) to

                                                     May 31, 2004       May 31, 2003            May 31, 2004
--------------------------------------------------- ---------------- -------------------- -------------------------
Cash paid during the period for:
         Interest                                   $                $                    $                -
                                                    -                -
         Income taxes                               $                $                    $                 -
                                                    -                -
=================================================== ================ ==================== =========================

NOTE 10 - SUBSEQUENT EVENTS



Letter of Intent, Resignation of Director, Appointment of Officers.On July 9, 2004, G. Paul Marshall resigned as a member of the Board of Directors as well as an officer of Crown Nevada. Also on the same date, Crown Nevada appointed the following officers:

NAME                                          Position

William L. Sklar           President, Chief Executive Officer, Chief Financial
                           Officer and Chief Accounting Officer

James A. Sterling          Executive Vice President, Secretary and Treasurer.



On July 8, 2004 the company rescinded its former Plan of Merger with Crown Delaware and entered into a new Letter of Intent. (Refer to Note 3.)





EMPLOYEE SHARE OPTION PLAN

The Company intends to file a registration statement on Form S-8 that will register, upon issuance:

600,000 Preferred Series A shares convertible into 1,650,000 common shares underlying the Series A Preferred shares.

2,620,000 Warrants in Series to acquire 2,620,000 common shares underlying the warrants.

3,795,000 Common Shares







ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, that meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

In exchange for a 12% royalty, the company has granted an exclusive license to Crown Medical Systems, Inc. ("Crown Delaware") to market the MD PaperFree(R) EMR software through the Delaware company's network of distributors. The Company will generate royalty revenue from the sale of its proprietary Electronic Medical Record software, to physician offices, clinics, and hospitals. Upon completion of the merger between the Company and Crown Delaware, described below, the royalty agreement will be rescinded.



OVERVIEW AND PLAN OF OPERATION

Crown Medical Systems, Inc. ("the Company") was incorporated as Link Media Publishing Ltd. in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

On February 23, 2004 the Company disposed of its interest in the shares of B2B to its original vendors, in return for the surrender for cancellation of the 13,000,000 post forward split shares of the Company issued in connection with the acquisition of Business to Business Publishing Inc., resulting in a gain on disposition of $2,495. The B2B operations have been shown as discontinued operations in the accompanying financial statements.

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



For the period ended May 31, 2004, the Company had total assets of $1,501,925 (February 29, 2004 - $1,501,952), including cash resources of $1,925 (2004 $1,952), accounts receivable of $Nil ( 2004 $ Nil) and Computer Software of $1,500,000 ( 2004 $1,500,000). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at May 31, 2004 totalled $68,612 (2004 - $49,172), consisting of $55,612 (2004 - $36,172) in accounts payables and $13,000 (2004 -
$13,000) in loans payables.

During the three month periods ended May 31, 2004 and 2003 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $19,467 (2003 - $2,940).

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This agreement was rescinded by both parties on July 8, 2004 and replaced with a new letter of intent.

On July 8, 2004 the Company executed a new Letter of Intent ( "LOI" ) for a business combination with Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"). Upon completion of the acquisition, the stockholders of Crown Delaware will own a majority of the equity and voting rights of Crown Nevada. The reorganization shall be structured so that a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") shall merge with and into Crown Delaware in consideration of the issuance of equity securities of Crown Nevada to all of the shareholders of Crown Delaware. As a result, Crown Delaware will become a wholly owned subsidiary of Crown Nevada following the merger of Merger Sub with and into Crown Delaware with Crown Delaware surviving the merger.



The LOI is subject to approval of the stockholders of the Company and a final closing. The terms of the agreement provide for:




(a) Re-Purchase of Common Shares - Upon completion of the merger, the Company will acquire for treasury, 10,000,000 restricted common shares from a former director for nominal consideration.


(b) Merger Subsidiary - a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") will be incorporated. Crown Delaware will then merge with Merger Sub.
(c) Acquisition of Crown Delaware - the current Crown Delaware shareholders will receive 4,396,825 Preferred Series A shares as consideration for the acquisition, on the basis of 6.3 Preferred Series A shares for each one current Crown Delaware share. These shares will be subject to rule 144 restrictions.


(d) Conversion of Preferred Series A Shares - the current Crown Delaware shareholders will be entitled to immediately convert each Preferred Series A shares into 2.75 common shares of the new entity. After conversion, each former Crown Delaware Shareholder will have received 0.4365 surviving company share for each common share they held in Crown Delaware. Once the Preferred Series A shares have been converted, the former Crown Delaware shareholders will hold 12,091,270 shares in the surviving company.
(e) Merger - each current Company stockholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware.


(f) Preferred Shares - The Company has also agreed to issue 5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period. Until the conversion of Series A Preferred Shares described in (d) above or an increase in the authorized share capital, there will be insufficient authorized Preferred shares to meet the provisions of this part of the agreement.


(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.


Upon completion of the transactions described above, the former shareholders of Crown Delaware will own approximately 54% (44% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown Delaware being treated as the accounting parent and the Company being treated as the accounting subsidiary.





During the three-month period ended May 31, 2004 we had no revenue.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing.

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



If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of May 31, 2004, we had cash on hand in the amount of $1,925.We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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



Our Securities May Be Subject to Penny Stock Regulation.
-------------------------------------------------------

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





ITEM 3.  CONTROLS AND PROCEDURES


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

..



PART II


ITEM 1.

LEGAL PROCEEDINGS
NONE


ITEM 2.

CHANGES IN SECURITIES
NONE


ITEM 3.

DEFAULTS UPON SENIOR SECURITIES
NONE


ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.

OTHER INFORMATION

NONE.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit 99.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 99.1 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


(b)      Reports on Form 8K.
(a) No reports on Form 8-K were filed by the Company during the quarter ended May 31, 2004

(b)      A Form 8-K was filed on July 19, 2004 disclosing

(i) Letter of Intent among Crown Medical Systems, Inc., a Nevada corporation and Crown Medical Systems, Inc., a Delaware corporation dated July 8, 2004.

(ii)     Press Release dated July 19, 2004.

(iii)    Letter of Resignation from G. Paul Marshall dated July 9, 2004.

..
------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDICAL SYSTEMS, INC. (NEVADA)

(Registrant)


By:   /s/ William L. Sklar



        William L Sklar, President, Tresurer and Director

Date:  July 12, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Darlene Cox



         Robert J. Evans, Secretary and Director

Date:  June 29, 2004



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Exhibit 99.1 CERTIFICATION


I, William L Sklar, President and Treasurer, Chief Financial Officer of Crown Medical Systems, Inc. certify that:

1. I have reviewed this annual report on Form 10-QSB of Crown Medical Systems, Inc.

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





Date: July 12, 2004        /s/ William L Sklar

------------------------------------------------------------------------



     Exhibit 99.2 CERTIFICATION



I, Darlene Cox Secretary, and Director of Crown Medical Systems, Inc, certify that:

1. I have reviewed this annual report on Form 10-QSB of Crown Medical Systems, Inc.



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





Date: July 12, 2004        /s/ Darlene Cox