Form 10QSB/A
period 2004-05-31
CROWN MEDICAL SYSTEMS INC
filed 2004-07-28
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                AMENDMENT NO. 1

                                       TO

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





Date: July 12, 2004        /s/ Darlene Cox




Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended May 31, 2004 (the "Report") by Crown Medical Systems, Inc., the undersigned hereby certifies that:

1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.

Date: July 28, 2004        /s/ William L Sklar


Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended May 31, 2004 (the "Report") by Crown Medical Systems, Inc., the undersigned hereby certifies that:

1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and
2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.

Date: July 28, 2004        /s/ Darlene Cox