Form 10KSB/A
period 2004-02-28
CROWN MEDICAL SYSTEMS INC
filed 2004-08-19
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   AMENDMENT
                                       TO
                                   FORM 10-KSB
                 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: 29 February, 2004
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
              For the transition period from _________ to _________
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

20,451,835

                                        1
--------------------------------------------------------------------------------

This amendment is filed to add the Statement of Operations.



                           CROWN MEDICAL SYSTEMS, INC.

                      (Formerly Link Media Publishing Ltd.)

                          (a development stage company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                         January 29,
                                                                     Year ended         Year ended          2002
                                                                 February 29, 2004     February 28,    (Inception) to
                                                                                           2003         February 29,
                                                                                                            2004
                                                                 ------------------- ----------------- ----------------
General and Administrative Expenses
    Consulting fees                                                    $1,000              $850            $5,050
    Office and general                                                 18,697             4,146            22,855
    Professional fees                                                  29,790             4,565            37,205
                                                                 ------------------- ----------------- ----------------
Loss from Continuing Operations                                       (49,487)           (9,561)          (65,110)
                                                                 ------------------- ----------------- ----------------

Discontinued Operations (Note 6)
    Loss from discontinued operations                                 (2,011)            (73,204)         (75,215)
    Gain on sale of discontinued operations                            2,495                -               2,495
                                                                 ------------------- ----------------- ----------------
Income (Loss) from Discontinued Operations                              484              (73,204)         (72,720)
                                                                 ------------------- ----------------- ----------------

Net Loss for the Year                                                $(49,003)          $(82,765)        $(137,830)
                                                                 =================== ================= ================

Basic Loss Per Share:
    From Continuing Operations                                        $(0.00)             $(0.00
    From Discontinued Operations                                       (0.00)             (0.00)
                                                                 ------------------- ----------------- ----------------

Basic Net Loss Per Share                                              $(0.00)            $(0.00)
                                                                 =================== ================= ================

Weighted Average Common Shares Outstanding                           31,838,447         31,832,506
                                                                 =================== ================= ================


         The accompanying notes are an integral part of these consolidated financial statements.




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

Crown Medical Systems, Inc (formerly Link Media Publishing Ltd.)

By /s/William L. Sklar
----------------------------------
         William L Sklar
         President, CEO & Director
         Date: August 19, 2004

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/William L. Sklar
----------------------------------
         William L Sklar
         President, CEO & Director
         Date: August 19, 2004

By /s/ G. Paul Marshall
----------------------------------
         Secretary, Treasurer and Director
         Date: August 19, 2004


By /s/ Darlene Cox
----------------------------------
         Darlene Cox
         Director
         Date: August 19, 2004


By /s/ Brian Knight
----------------------------------
         Brian Knight
         Director
         Date: August 19, 2004


By /s/ James Sterling
-----------------------------------
         James Sterling
         Director
         Date: August 19, 2004



Exhibit 99.1 CERTIFICATION

I, William L Sklar, President and Chief Executive Officer of Crown Medical Systems, Inc. certify that:

1. I have reviewed this annual report on Form 10-KSB of Crown Medical Systems, Inc. (formerly Link Media Publishing Ltd.;)

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


Date: August 19, 2004           /s/ William L Sklar
                                ----------------------------


     Exhibit 99.2 CERTIFICATION

I, G Paul Marshall, Secretary, Treasurer, Chief Financial Officer and Director of Crown Medical Systems, Inc
(formerly Link Media Publishing Ltd.), certify that:

1. I have reviewed this annual report on Form 10-KSB of Crown Medical Systems, Inc.

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

Date: August 19, 2004        /s/ G. Paul Marshall
                             -----------------------------