Form 10QSB
period 2004-08-31
CROWN MEDICAL SYSTEMS INC
filed 2004-11-24
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

               X Quarterly Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2004

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

                  121 WEST SYCAMORE ST., KOKOMO, INDIANA 46901
               (Address of Principal Executive Offices) (Zip Code)

         Issuer's telephone number, including area code: ( 765) 456-1089 Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

$30,732,891 as at November 22, 2004 based on the last sale price of our shares



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

45,869,986







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



PART I - FINANCIAL INFORMATION





Item 1. Financial Statements



The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.









                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2004

                                   (Unaudited)


Balance Sheets

INTERIM Statements of Operations

interim Statements of Cash Flows

Notes to interim Financial Statements

                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS
                                 BALANCE SHEETS

                                                                                            August 31, 2004     February 29,
                                                                                                                    2004
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                              (unaudited)
                                                             ASSETS
  CURRENT ASSETS
     Cash                                                                                             $  651         $  1,952
  ----------------------------------------------------------------------------------------- ----------------- -----------------

                                                                                                         651            1,952
  COMPUTER SOFTWARE (Note 4)                                                                      1,500,000         1,500,000
  DEFERRED ACQUISTION COSTS                                                                        1,339,470
  ----------------------------------------------------------------------------------------- ----------------- -----------------

                                                                                                 $ 2,840,121      $ 1,501,952
  ========================================================================================= ================= =================

                                              LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                      $  56,763        $  36,172
     Due to related parties (Note 5)                                                                  15,249           13,000
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                      72,012           49,172
  ----------------------------------------------------------------------------------------- ----------------- -----------------
  GOING CONCERN CONTINGENCY AND COMMITMENTS (Notes 1 and 8)

  STOCKHOLDERS' EQUITY
     Capital stock (Note 6)
        Common stock, $0.001 par value, 70,000,000 shares authorized Preferred stock, $0.001 par value, 5,000,000 shares authorized 20,951,835 (2004 -
        31,951,835) common shares issued and outstanding
                                                                                                       5,790            5,290
        600,000 (2004 - nil) preferred                                                                   600                 -
        shares issued and outstanding
       Additional paid-in capital                                                                  3,016,190        1,585,320

  Deficit accumulated during the development stage                                                 (254,471)         (137,830)
  ----------------------------------------------------------------------------------------- ----------------- -----------------
                                                                                                   2,768,109        1,452,780
  ----------------------------------------------------------------------------------------- ----------------- -----------------

                                                                                                 $ 2,840,121       $ 1,501,952
  ========================================================================================= ================= =================



                          The accompanying notes are an integral part of these
interim financial statements.

                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)




                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                        Three Month Period Ended        Six Month Period Ended          Period from
                                              August 31, 2004   August 31, 2003  August 31, 2004      August 31, 2003   January 29,
                                                                                                                               2002
                                                                                                                         (Inception)
                                                                        Consolidated                          Consolidated       to
                                                                  (refer to Note                     (refer to Note 1)   August 31,
                                                                                 1)                                            2004
        ----------------------------------------------------- ----------------- ---------------- -------------------- --------------

    ------------------------------------------ ----------------- ----------------- ---------------- -------------------- ----------
                                                      $                 $                 $                  $                 $
    GENERAL AND ADMINISTRATIVE EXPENSES
       Office and general (recovery)                (325)              3,718           16,812              4,657            39,216
        Consulting Fees                             92,500                             92,830                               98,330
       Professional fees                            5,000             4,506             7,000              6,005            44,205
    ------------------------------------------ ----------------- ----------------- ---------------- -------------------- ----------
    NET LOSS FOR THE PERIOD FROM CONTINUING        (97,175)          (8,224)          (116,642)          (10,662)          (185,751)
    OPERATIONS
    ------------------------------------------ ----------------- ----------------- ---------------- -------------------- ----------
     DISCONTINUED OPERATIONS (Note 1)                  -              (1,119)              -               (1,621)          (72,720)
     ------------------------------------------ ----------------- ----------------- ---------------- -------------------- ---------
    NET LOSS FOR THE PERIOD                            (97,175)       (9,343)         (116,642)           (12,283)         (254,471)
    ========================================== ================= ================= ================ ==================== =========






BASIC NET LOSS PER SHARE                           $ (0.02)          $ (0.00)           $ (0.02)           $ (0.00)
========================================== ================= ================= ================== ==================


WEIGHTED AVERAGE COMMON
SHARESOUTSTANDING
                                                 20,560,531        31,951,835         20,506,183         31,951,835
========================================== ================= ================= ================== ==================



                          The accompanying notes are an integral part of these
interim financial statements.

                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)
                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Six Month Period Ended         Period from
                                                                    August 31, 2004      August 31,  January 29, 2002
                                                                                               2003   (Inception) to
                                                                                                      August 31, 2004
------------------------------------------------------------------- ---------------- --------------- ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the year from Operating Activities                $ (116,642)     $  (12,283)       $ (254,471)
  Adjustments  to  reconcile  net loss to net cash from  operating activities:
         Non-cash consulting fees                                            92,500                            92,500
         Goodwill impairment                                                                                   41,075
      Depreciation                                                               -              70                772
------------------------------------------------------------------- ---------------- --------------- -----------------
                                                                           (24,142)        (12,231)         (120,124)
------------------------------------------------------------------- ---------------- --------------- -----------------
      Net changes in non-cash working capital items                          20,592           9,240           129,482
------------------------------------------------------------------- ---------------- --------------- -----------------
Cash used for continuing operations                                         (3,550)         (2,973)             9,358
Discontinued operations                                                                                      (93,717)
------------------------------------------------------------------- ---------------- --------------- -----------------
NET CASH FLOWS USED IN OPERATING ACTIVITIES                                 (3,550)         (2,973)          (84,359)
------------------------------------------------------------------- ---------------- --------------- -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                        -               -             (772)
  Net advances to B2B prior to acquisition                                        -               -          (20,077)
------------------------------------------------------------------- ---------------- --------------- -----------------
NET CASH FLOWS USED IN INVESTING ACTIVITIES                                       -               -          (20,849)
------------------------------------------------------------------- ---------------- --------------- -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common share subscriptions and issuances                            -               -           90,610
  Net advances from (repayments to) related parties                           2,249               -            15,249
------------------------------------------------------------------- ---------------- --------------- -----------------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                      2,249               -           105,859
------------------------------------------------------------------- ---------------- --------------- -----------------
EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                  -              102                 -
------------------------------------------------------------------- ---------------- --------------- -----------------
INCREASE (DECREASE) IN CASH                                                 (1,301)         (2,871)               651

CASH, BEGINNING OF PERIOD                                                     1,952           3,372                 -
------------------------------------------------------------------- ---------------- --------------- -----------------

CASH, END OF PERIOD                                                          $  651          $  501            $  651
=================================================================== ================ =============== =================

Supplemental cash flow information (Note 9).



                          The accompanying notes are an integral part of these
interim financial statements.

                                        7
                           CROWN MEDICAL SYSTEMS, INC.
                          (a development stage company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 August 31, 2004
                                   (Unaudited)


NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION


The Company, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing Inc. ("B2B"), a private British Columbia, Canada, company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 13,000,000 pre-split shares of the Company. On February 23, 2004 the Company disposed of its entire interest in the shares of B2B in return for the surrender for cancellation of 13,000,000 pre-split shares of restricted stock issued in connection with the acquisition of B2B.



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

On July 8, 2004 the Company executed a new Letter of Intent ( "LOI" ) for a business combination with Crown Delaware. Upon completion of the acquisition, the stockholders of Crown Delaware will own a majority of the equity and voting rights of Crown Nevada. The reorganization shall be structured so that a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") shall merge with and into Crown Delaware in consideration of the issuance of equity securities of Crown Nevada to all of the stockholders of Crown Delaware. As a result, Crown Delaware will become a wholly owned subsidiary of Crown Nevada following the merger of Merger Sub with and into Crown Delaware with Crown Delaware surviving the merger.

On August 9, 2004 the Company, Crown Delaware, and CMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Company, Crown Delaware and Merger Sub are referred to collectively herein as the "Parties." The merger was approved by the Board of Directors of each company, the sole stockholder of Merger Sub and holders of in excess of a majority of the issued and outstanding capital stock of the Company and consummated in accordance with the terms of the Merger Agreement effective at 9:00 A.M., EST on the 9th day of August, 2004 (the "Effective Time").



Upon the terms and subject to the conditions set forth in this Agreement and in accordance with Delaware Law, at the Effective Time, Merger Sub shall be merged with and into Crown Delaware. As a result of the Merger, the outstanding shares of capital stock of Merger Sub and Crown Delaware shall be converted or cancelled, the separate corporate existence of Merger Sub shall cease, and Crown Delaware will be the surviving corporation in the Merger (the "Surviving Corporation").

Upon final closing, which occurred on September 1, 2004 (refer to Note 11), the acquisition will be accounted for as a reverse acquisition with Crown Delaware being treated as the accounting parent and Crown Medical Systems, Inc. (Nevada) (the "Company), the legal parent, being treated as the accounting subsidiary.



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



Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. To August 31, 2004, the Company has a working capital deficit of $71,361 and has incurred losses since inception totalling $559,721. Management's plans include obtaining additional capital through debt or equity financing.



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



Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended February 29, 2004 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended August 31, 2004 are not necessarily indicative of the results that may be expected for the year ending February 28, 2005.

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



Net Loss per Common Share

Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings per share reflects the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share. Net loss per share for the period ended August 31, 2003 has been restated to give retroactive effect to the 5:1 forward stock split in 2004.



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

The terms of the agreement provide for:

(a) Re-Purchase of Shares - Upon completion of the merger, the Company will acquire for treasury, 10,000,000 restricted common shares from a former director for nominal consideration.
(b) Merger Subsidiary - a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") will be incorporated. Crown Delaware will then merge with Merger Sub.
(c) Acquisition of Crown Delaware - the current Crown Delaware stockholders will receive 4,396,825 Preferred Series A shares as consideration for the acquisition, on the basis of 6.3 Preferred Series A shares for each one current Crown Delaware share. These shares will be subject to rule 144 restrictions.
(d) Conversion of Preferred Series A Shares - the current Crown Delaware stockholders will be entitled to immediately convert each Preferred Series A share into 2.75 common shares of the new entity. After conversion, each former Crown Delaware Stockholder will have received 0.4365 of a Surviving Company share for each common share they held in Crown Delaware. Once the Preferred Series A shares have been converted, the former Crown Delaware stockholders will hold 12,091,270 shares in the surviving company.
(e) Merger - each current Company shareholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware.


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




NOTE 4 - COMPUTER SOFTWARE

                                                                    August 31, 2004   August 31, 2003
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
                                                                   ================== =================

By agreement dated January 12, 2004 and amended January 27, 2004, the Company purchased a 100% interest in MD PaperFree, a proprietary Electronic Medical Record (EMR) software program, to be marketed to medical practitioners for their use in documenting patients' encounters and replacing existing paper-based patient charts. The consideration paid was 1,500,000 shares of the Company's common stock with a fair value of $1.00 per share. As of August 31, 2004, capitalized software costs have not been amortized because commercial operations have not yet commenced.



The Company entered into a license agreement with Crown Delaware on January 27, 2004 granting Crown Delaware the exclusive rights to market, distribute and license ownership and use of the MD PaperFree software. The Company will be entitled to receive as a royalty a monthly amount equal to twelve percent (12%) of the Licensing Fees actually received by Crown Delaware from all field or on site stand alone installations of MD PaperFree or its derivatives at any medical facility. Upon completion of the Merger contemplated by the Letter of Intent described above, the royalty agreement will be rescinded.

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

Notes Payable:



$9,000 - due to a shareholder, interest free, without specific terms of repayment

$4,000 - due to a former director and secretary of the company, interest free, without specific terms of repayment



$2,249 - due to a director and officer of the company, interest free, without specific terms of repayment.






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

On September 2, 2004 the Company reduced its share capital on the basis of one new for 40 old shares. Refer to Note 11.

On September 3, 2004 the Company exercised the option granted in the Articles of Designation to cause 4,996,825 shares of Series A Convertible Preferred Stock to be converted to 45,345,187 shares of Common Stock effective as of the close of business September 3, 2004. After giving effect to the reduction in the number of outstanding shares that was effective at the close of business September 2, 2004 and the above-described conversion, the number of shares of outstanding Common Stock is approximately 45,856,483.

On September 16, 2004 the company issued 90,000 Series C non-convertible, non redeemable, non-dividend bearing Preferred shares for a cash consideration of $60,000. Except as otherwise required by law, the shares of outstanding Preferred Stock have the number of votes equal to the number of votes of all outstanding shares of Common Stock plus one additional vote such that the holders of outstanding shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. Except as otherwise required by law or by these Articles, the holders of shares of Common Stock and Preferred Stock shall vote together and not as separate classes.


The par value and the number of authorized but unissued shares of the Company's common stock was not changed as a result of the either the forward or the reverse stock split.

Unless otherwise noted, except in the Statement of Stockholders' Equity, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the five for one forward split on July 14, 2003.




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




NOTE 8 - COMMITMENT



By agreement dated January 12, 2004, the Company entered into a one-year investor relations contract at $5,000 per month.


NOTE 9 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS


=================================================== ====================== =================== ==========================
                                                        Period ended          Period ended      Period from January 29,
                                                                                                  2002 (Inception) to
                                                       August 31, 2004      August 31, 2003
                                                                                                    August 31, 2004
--------------------------------------------------- ---------------------- ------------------- --------------------------
Cash paid during the year for:
         Interest                                   $                 -    $                   $                -
                                                                           -
         Income taxes                               $                 -    $                   $                 -
                                                                           -
NONCASH INVESTING AND FINANCING ACTIVITIES
         Common   stock   issued  for   consulting  $ 92,500               $                   $ 92,500
services                                                                   -
         Preferred  stock  issued  for  consulting  $ 305,250              $                   $ 305,250
services                                                                   -
=================================================== ====================== =================== ==========================

NOTE 10 - DIRECTORS, OFFICERS AND CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN

On July 27, 2004 the Company filed a registration statement on Form S-8 that registered, upon issuance: 600,000 Preferred Series A shares convertible into 1,650,000 common shares; 2,620,000 Warrants in Series to acquire 2,620,000 common shares including 1,000,000 Class A Warrants at $.02 each, 700,000 Class B Warrants at $.29 each, 500,000 Class C Warrants at $.40 each, 220,000 Class D Warrants at $.58 each, and 200,000 Class E warrants at $.75 each; and 3,795,000 Common Shares. The registration created the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

The plan terms include the provision that immediately upon the grant of any option, warrant, shares of preferred stock or award, the number of shares of Common Stock that may be issued or optioned under the Plan will be increased. The number of shares of such increase shall be an amount such that immediately after such increase the total number of shares issuable under the Plan and reserved for issuance upon exercise of outstanding options, warrants or conversion of shares of preferred stock will equal 15% of the total number of issued and outstanding shares of Common Stock of the Company. Such increase in the number of shares subject to the Plan shall occur without the necessity of any further corporate action of any kind or character.


On August 11, 2004 the 600,000 Preferred Series A shares were issued to consultants pursuant to the Directors, Officers and Consultants stock option, stock warrant and stock award plan. Services rendered by the four consultants included an evaluation of the Company's merger and acquisition strategies; business development activities; employee relations; marketing strategy; exploration of listing possibilities; and introduction to securities analysts and other public market participants.



NOTE 11 - SUBSEQUENT EVENTS

(a) On September 1, 2004, the Company completed the transaction contemplated by the Agreement and Plan of Merger ("The Merger Agreement") by and among the Company, Crown Delaware, CMS Acquisition Corp., a Delaware corporation, and a wholly owned subsidiary of the Company ("Merger Sub").

Upon the terms set forth in the Merger Agreement and in accordance with Delaware Law, Merger Sub merged with and into the Company. As a result of the Merger, the outstanding shares of capital stock of Merger Sub and Crown Delaware were converted or cancelled in the manner provided in Section 2.06 of the Merger Agreement, the separate corporate existence of Merger Sub ceased, and the Company became the Surviving Corporation in the Merger.

The unaudited, condensed balance sheet of the acquired Company at the date of merger follows.

                          CROWN MEDICAL SYSTEMS, INC.,
                             A DELAWARE CORPORATION
                          (a development stage company)

                             CONDENSED BALANCE SHEET
                                At date of merger

                                                                                              September 1,
                                                                                                  2004
  ----------------------------------------------------------------------------------------- -----------------
                                                                                              (unaudited)
  CURRENT ASSETS
     Cash                                                                                           $  3,825
       Due from KMS, interest free, without specific terms of repayment                              283,384
       Other Current Assets                                                                           18,201
  ----------------------------------------------------------------------------------------- -----------------
  ----------------------------------------------------------------------------------------- -----------------
                                                                                                     305,411

  FIXED ASSETS                                                                                        39,299
  ----------------------------------------------------------------------------------------- -----------------

                                                                                                   $ 344,710
  ========================================================================================= =================
  CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                     $  285,136
     Notes Payable                                                                                 1,284,145
  ----------------------------------------------------------------------------------------- -----------------
                                                                                                   1,569,281
  ----------------------------------------------------------------------------------------- -----------------

  STOCKHOLDERS' EQUITY
     Capital stock
        27,700,000 common shares issued and outstanding                                               27,700
       Additional paid-in capital                                                                    986,493

  Deficit accumulated during the development stage                                               (2,238,764)
  ----------------------------------------------------------------------------------------- -----------------
                                                                                                 (1,224,571)
  ----------------------------------------------------------------------------------------- -----------------

                                                                                                   $ 344,710
  ========================================================================================= =================



(b) Effective at the close of business on September 2, 2004, the Board of Directors of Crown Medical Systems, Inc., a Nevada corporation (the "Company") authorized a reduction in the total number of shares of Common Stock of the Company at the ratio of one new share for 40 old shares. As of that date, there are 34,193,105 shares of Common Stock issued or issuable and outstanding. After the reduction, the total number of outstanding shares of Common Stock will be approximately 14,252,565.

(c) On September 3, 2004 the Company exercised the option granted in the Articles of Designation to cause 4,996,825 shares of Series A Convertible Preferred Stock to be converted to 45,345,187 shares of Common Stock effective as of the close of business September 3, 2004. After giving effect to the reduction in the number of outstanding shares that was effective at the close of business September 2, 2004 and the above-described conversion, the number of shares of outstanding Common Stock is approximately 45,856,483.

(d) On September 16, 2004 the company issued 90,000 Series C non-convertible, non redeemable, non-dividend bearing Preferred shares for a cash consideration of $60,000. Except as otherwise required by law, the shares of outstanding Preferred Stock have the number of votes equal to the number of votes of all outstanding shares of Common Stock plus one additional vote such that the holders of outstanding shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. Except as otherwise required by law or by these Articles, the holders of shares of Common Stock and Preferred Stock shall vote together and not as separate classes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


GENERAL

The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, that meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

In exchange for a 12% royalty, the company has granted an exclusive license to Crown Medical Systems, Inc. (Delaware) to market the MD PaperFree(R) EMR software through the Delaware company's network of distributors. The Company will generate royalty revenue from the sale of its proprietary Electronic Medical Record software, to physician offices, clinics, and hospitals. Subsequent to period end, upon the successful completion of the Merger Agreement, the parties cancelled the royalty agreement on September 1, 2004.



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

The Company through B2B, which had no salaried employees, was considered a start-up corporation involved in the production and distribution of industry specific and special interests wall planners. Revenue was generated by B2B by selling advertising space in its wall planners. The wall planners were distributed, free of charge, to targeted professionals or individuals who comprise the industry or interest groups for which the planners were designed and produced.

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

The Company, through an agreement dated January 27, 2004 acquired MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters. The company, on the same date entered into a sub license agreement with Crown Delaware granting the exclusive rights to market, distribute and license ownership and use of the MD PaperFree software, in exchange for a twelve (12) % royalty payable to the Company on all licensing fees received by Crown from the MD PaperFree software. No sales took place during the period between acquisition (January 27, 2004) and period-end, and accordingly no royalties were earned.

For the period ended August 31, 2004, the Company had total assets of $2,840,121 (February 29, 2004 - $1,501,952), including cash resources of $651 (2004 $1,952), accounts receivable of $Nil ( 2004 $ Nil) and Computer Software of $1,500,000 ( 2004 $1,500,000). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at August 31, 2004 totalled $72,012 ( 2004 $49,172), consisting of $56,763 ( 2004 $36,172) in accounts payables and $15,249 ( 2004 $13,000) Due to related parties .

During the six month periods ended August 31, 2004 and 2003 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $116,642 ( 2003 - $12,283).

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

On September 3, 2003, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2003. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of the Crown Delaware and a final closing. The terms of the Merger Agreement provide for:

(a) Re-Purchase of Shares - Upon completion of the merger, the Company will acquire for treasury, 2,000,000 (10,000,000 post split) restricted common shares from a former director for nominal consideration
(b) Merger Subsidiary - a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") will be incorporated. Crown Delaware will then merge with Merger Sub.
(c) Acquisition of Crown Delaware - the current Crown Delaware shareholders will receive 4,396,825 Preferred Series A shares as consideration for the acquisition, on the basis of 6.3 Preferred Series A shares for each one current Crown Delaware share. These shares will be subject to rule 144 restrictions.
(d) Conversion of Preferred Series A Shares - the current Crown Delaware shareholders will be entitled to immediately convert each Preferred Series A shares into 2.75 common shares of the new entity. After conversion, each former Crown Delaware Shareholder will have received 0.4365 surviving company share for each common share they held in Crown Delaware. Once the Preferred Series A shares have been converted, the former Crown Delaware shareholders will hold 12,091,296 shares in the surviving company.
(e) Merger - each current Company shareholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware.
(f) Preferred Shares - The Company has also agreed to issue 5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period. Until the conversion of Series A Preferred Shares described in (d) above or an increase in the authorized share capital, there will be insufficient authorized Preferred shares to meet the provisions of this part of the agreement.
(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.


Upon completion of the transactions described above, the former shareholders of Crown Delaware will own approximately 54% (54% on a diluted basis) of the common shares of the Company. As there will be a change in control of the Company, the transactions will be accounted for as a reverse merger with Crown Delaware being treated as the accounting parent and the Company being treated as the accounting subsidiary.









During the six-month period ended August 31, 2004 we had no revenue.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing.

We anticipate incurring approximately $250,000 for administrative expenses over the next 12 month period including accounting and audit costs ($25,000) legal fees ($75,000), rent and office costs ($35,000) and general administrative costs ($115,000). We do not currently have cash on hand to cover these anticipated costs. We further anticipate spending $500,000 on research and development to enhance our product offerings, and $300,000 for sales and marketing activities.

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



If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of August 31, 2004, we had cash on hand in the amount of $651.We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits

Exhibit 99.1 - Certification required by Rule 13a-14(a) or Rule 15d-14(a).

Exhibit 99.1 - Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.


(b)      Reports on Form 8K.


1)       A Form 8-K was filed on July 19, 2004 disclosing

a) Letter of Intent among Crown Medical Systems, Inc., a Nevada corporation and Crown Medical Systems, Inc., a Delaware corporation dated July 8, 2004.

b)       Press Release dated July 19, 2004.

c)       Letter of Resignation from G. Paul Marshall dated July 9, 2004.

2)       A Form 8-K was filed on August 30, 2004 disclosing

a) That the Company ("Crown Nevada"), Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"), and CMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub") entered into an Agreement and Plan of Merger (the "Merger Agreement"). The Company, Crown Delaware and Merger Sub are referred to collectively herein as the "Parties." The merger was approved by the Board of Directors of each company, the sole stockholder of Merger Sub and holders of in excess of a majority of the issued and outstanding capital stock of Crown Delaware and consummated in accordance with the terms of the Merger Agreement effective at 9:00 A.M., EST on the 9th day of August, 2004 (the "Effective Time").



b) Upon the terms and subject to the conditions set forth in this Agreement and in accordance with Delaware Law, at the Effective Time, Merger Sub shall be merged with and into Crown Delaware. As a result of the Merger, the outstanding shares of capital stock of Merger Sub and Crown Delaware shall be converted or cancelled in the manner provided in Section 2.06 of the Merger Agreement, the separate corporate existence of Merger Sub shall cease, and Crown Delaware will be the surviving corporation in the Merger (the "Surviving Corporation").



3)       A Form 8-K was filed on September 1, 2004 disclosing

a) On September 1, 2004, the Company completed the transaction contemplated by the Agreement and Plan of Merger ("The Merger Agreement") by and among the Company, Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"),and CMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub").

b) Upon the terms set forth in the Merger Agreement and in accordance with Delaware Law, Merger Sub merged with and into the Company. As a result of the Merger, the outstanding shares of capital stock of Merger Sub and Crown Delaware converted or cancelled in the manner provided in
         Section 2.06 of the Merger Agreement, the separate corporate existence of Merger Sub ceased, and the Company is the surviving corporation in the Merger .

c) Effective September 1, 2004, the Company elected Crawford Shaw and David L. Bailey as Directors of the Corporation. Therefore, pursuant to the terms of the Merger Agreement (defined below), the following are the officers and directors of the Company:


------------------------------------------- ------------- ---------------------------------------------
NAME                                        AGE           POSITION
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------

------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Brian D. Knight                             54            Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
James A. Sterling                           57            Executive Vice President and Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
William L. Sklar                            56            Chief Executive  Officer,  President,  Chief
                                                          Financial Officer,  Chief Accounting Officer
                                                          and Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------

------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Jerry S. Wayt                               67            Secretary and Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Dr. Laurence Watkins 58 Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Crawford Shaw                               69            Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
David L. Bailey                             64            Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Mark Jennings                               41            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Darlene Cox                                 51            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
------------------------------------------- ------------- ---------------------------------------------
Kim Albaugh                                 49            Advisory Director
------------------------------------------- ------------- ---------------------------------------------

4)       A Form 8-K was filed on September 2, 2004 disclosing

     Effective at the close of business on September 2, 2004, the Board of Directors of Crown Medical Systems, Inc., a Nevada corporation (the "Company") authorized a reduction in the total number of shares of Common Stock of the Company at the ratio of one new share for 40 old shares. As of that date, there are 34,193,105 shares of Common Stock issued or issuable and outstanding. After the reduction, the total number of outstanding shares of Common Stock will be approximately 14,252,565

5)       A Form 8-K was filed on September 3, 2004 disclosing

     On September 3, 2004 the Company exercised the option granted in the Articles of Designation to cause 4,996,825 shares of Series A Convertible Preferred Stock to be converted to 45,345,187 shares of Common Stock effective as of the close of business September 3, 2004. After giving effect to the reduction in the number of outstanding shares that was effective at the close of business September 2, 2004 and the above-described conversion, the number of shares of outstanding Common Stock is approximately 45,856,483.




(c) Reports on Form S-8.

1)       A Form S-8 was filed on July 27, 2004

     The Company filed a registration statement on Form S-8 that registered, upon issuance: 600,000 Preferred Series A shares convertible into 1,650,000 common shares; 2,620,000 Warrants in Series to acquire 2,620,000 common shares; and 3,795,000 Common Shares.issuable under the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.



2)       A Form S-8 was filed on August 16, 2004

     The Company filed a registration statement on Form S-8 that registered upon issuance 500,000 common shares issued pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.







------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROWN MEDICAL SYSTEMS, INC. (NEVADA)

(Registrant)


By:   /s/ William L. Sklar



        William L Sklar, President, Treasurer and Director

Date:  November 23, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ William L Sklar



         William L Sklar, Secretary and Director

Date:  November 23, 2004



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







Exhibit 99.1 CERTIFICATION


I, William L Sklar, President and Treasurer, Chief Financial Officer of Crown
 Medical Systems, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown Medical Systems, Inc.

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





Date: November 23, 2004    /s/ William L Sklar

------------------------------------------------------------------------



     Exhibit 99.2 CERTIFICATION



I, Newell Crane, Chief Executive Officer, and Director of Crown Medical Systems, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Crown Medical Systems, Inc.



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





Date: November 23, 2004    /s/ Newell Crane





















Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended August 31, 2004 (the "Report") by Crown Medical Systems, Inc., the undersigned hereby certifies that:



1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: November 23, 2004        /s/ William L Sklar



Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended August 31, 2004 (the "Report") by Crown Medical Systems, Inc., the undersigned hereby certifies that:



1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: November 23, 2004        /s/ Newell Crane