Form 10QSB/A
period 2004-08-31
PaperFree Medical Solutions, Inc.
filed 2004-12-16
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

              X Quarterly Report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                 For the quarterly period ended August 31, 2004

              [] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

$ 63,300,580
as at December 14,  2004 based on the last sale price of our shares



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

                        PAPERFREE MEDICAL SOLUTIONS, INC
                     (formerly CROWN MEDICAL SYSTEMS, INC.)

                          (a development stage company)

                          INTERIM FINANCIAL STATEMENTS

                                 August 31, 2004

                                   (Unaudited)


Balance Sheet



INTERIM Statements of Operations



interim Statements of Cash Flows



Notes to interim Financial Statements

                        PaperFree Medical Solutions, Inc.

                        (formerly Crown Medical Systems)

                          (A Development Stage Company)

                                  BALANCE SHEET

                                 August 31, 2004





                  ASSETS   (Restated)

Current Assets

  Cash                                                               $      651



Investment in software                                                1,500,000

                                                                     ----------

                                                                     $1,500,651

                                                                     ==========



         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

  Accounts payable                                                   $   19,763

  Accrued expenses                                                       37,000

  Due to related party                                                   15,249

                                                                     ----------

         Total Current Liabilities                                       72,012

                                                                      ---------

Stockholders' Equity

  Preferred stock, $.001 par value, 5,000,000 shares

    authorized, 600,000 shares issued and outstanding                       600

  Common stock, $.001 par value, 70,000,000 shares

    authorized, 523,796 shares issued and outstanding                       524

  Additional paid in capital                                          1,987,236

  Deficit accumulated during the development stage                    (559,721)

                                                                     ----------

         Total Stockholders' Deficit                                  1,428,639

                                                                     ----------

                                                                     $1,500,651

                                                                     ==========

                        PaperFree Medical Solutions, Inc.

                     (formerly Crown Medical Systems, Inc.)

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS




                                                                                                              Period from

                                                       (Restated)                   (Restated)                 Inception

                                                   Three months ended             Six Months Ended              Through

                                                       August 31,                    August 31,                August 31,

                                                  2004        2003              2004           2003              2004

                                                 ---------   --------         ---------      ---------          ---------


General & administrative                       $ 402,424   $  9,343           $ 421,891      $  12,283         $ 559,721

                                                 ---------   --------         ---------       ---------         ---------

         NET LOSS                              $(402,424)  $( 9,343)         $(421,891)      $(12,283)        $(559,721)

                                                 ========= =========          =========       =========       =========





Basic and diluted

  loss per share                                 $(.78)       $(.01)            $(.82)         $(.02)



Weighted average

  shares outstanding

         - 2004                                 514,013                      514,013

         - 2003                                             798,796                           798,796



                        PaperFree Medical Solutions, Inc.

                     (formerly Crown Medical Systems, Inc.)

                          (A Development Stage Company)

                             STATEMENTS OF CASH FLOW

                     6 Months Ended August 31, 2004 and 2003


                                                                                                             Period from

                                                                                                              Inception

                                                                                                               Through

                                                                        (restated)                            August 31,

                                                                         2004                2003               2004

                                                                         ---------         ---------          ---------
Cash Flows Used in Operating Activities

  Net loss                                                               $(421,891)         $( 12,283)        $(559,721)

  Adjustments to reconcile net income to net cash

    used in operating activities:

    Common stock issued for services                                        397,750                             397,750

    Impairment                                                                                                   20,077

    Depreciation                                                                                  70                772

  Changes in:

    Accounts payable                                                         (1,409)            9,342             19,763

    Accrued liabilities                                                       22,000                              37,000

                                                                         ---------             ---------          ---------

  Net Cash Used in Operating Activities                                     ( 3,550)          ( 2,871)         ( 84,359)

                                                                         ---------             ---------           ---------

Cash Flows Used in Investing Activities

  Purchase of equipment                                                                                           (   772)

  Purchase of a business                                                                                         (20,077)

                                                                                                              ---------

  Net Cash Used in Investing Activities                                                                         (20,849)

                                                                                                              ---------

Cash Flows Provided by Financing Activities

  Proceeds from sales of common stock                                                                            90,610

  Net advances from related parties                                           2,249                              15,249

                                                                          ---------         ---------         ---------

  Net Cash Provided From Financing Activities                                 2,249                             105,859

                                                                          ---------         ---------         ---------

Net increase (decrease) in cash                                            (  1,301)           (2,871)              651

Cash at beginning of period                                                  1,952               3,372             -

                                                                         ---------             ---------           ---------

Cash at end of period                                                      $     651           $    501           $     651

                                                                         =========               =========         =========


                        PaperFree Medical Solutions, Inc.

                     (formerly Crown Medical Systems, Inc.)

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS





NOTE 1 - BASIS OF PRESENTATION



The accompanying unaudited interim financial statements of PaperFree Medical Solutions, Inc. ("PaperFree") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended February 29, 2004, as reported in the Form 10-KSB, have been omitted.





NOTE 2 - NAME CHANGE AND REVERSE SPLIT



On September 2, 2004, Crown Medical Systems (Nevada) changed its name to PaperFree Medical Solutions, Inc.



On September 2, 2004, PaperFree effected a 40-for-1 reverse split. All share amounts shown in this financial statement have been adjusted.





NOTE 3 - COMMON STOCK ISSUANCES



On August 11, 2004, PaperFree issued 12,500 shares of common stock for services valued at their split-adjusted then-current trading price of $7.40 per share, or $92,500.





NOTE 4 - PREFERRED STOCK



On September 1, 2004, PaperFree declared that its current 5,000,000 shares of convertible preferred stock be re-designated as Series B preferred stock. A new Series A preferred stock was designated.



On August 11, 2004, PaperFree issued 600,000 shares of Series B convertible preferred stock for their services to date to purchase Crown Medical Systems, Inc. (Delaware). In September 2004, these shares were converted to 5,445,000 split-adjusted common shares for each preferred share and are valued at their split-adjusted common stock equivalent of $.51 per share, or $305,250. See Note 5.





NOTE 5 - SUBSEQUENT EVENTS



On September 1, 2004, PaperFree acquired Crown Medical Systems, Inc. (Delaware) for 4,396,825 Preferred Series A shares. These Series A shares were immediately converted into 39,901,187 PaperFree common shares, for a total 45,869,983 post-acquisition outstanding common shares. If sales revenue exceeds $10,000,000 in any twelve-month period, an additional 5,000,000 Series B convertible preferred shares are issuable. In connection with this purchase, an additional 2,620,000 warrants were issued with exercise prices ranging from $.02 - $.75 per share.



NOTE 6 - RESTATEMENTS



In Paperfree's originally filed Form 10-QSB, PaperFree made the following erroneous entries:

         - recorded a purchase transaction that didn't close until September 2, 2004

         - failed to record 600,000 shares of preferred stock preferred stock issued in August 2004 for services valued at $305,250.



A summary of the effect on the income statement for the 3-month period ended August 31, 2004 is as follows:


                                                                       As originally         As

                                                                         recorded          Amended          Difference


Total General and administrative expenses                                   $97,175        $402,424           $305,249

Rounding                                                                                                             1

                                                                                                              --------

         Total difference                                                                                     $305,250

                                                                                                              ========


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



OVERVIEW AND PLAN OF OPERATION

Crown Medical Systems, Inc. ("the Company") was incorporated as Link Media Publishing Ltd. in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

For the period ended August 31, 2004, the Company had total assets of $ (February 29, 2004 - $1,501,952), including cash resources of $651 (2004 $1,952), accounts receivable of $Nil ( 2004 $ Nil) and Computer Software of $1,500,000 ( 2004 $1,500,000). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at August 31, 2004 totalled $72,012 ( 2004 $49,172), consisting of $56,763 ( 2004 $36,172) in accounts payables and accrued liabilities and $15,249 ( 2004 $13,000) Due to related parties .

During the six month periods ended August 31, 2004 and 2003 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $421,891 ( 2003 - $12,283).

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On September 3, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. The Agreement and Plan of Merger is subject to approval of the shareholders of the Crown Delaware and a final closing. The terms of the Merger Agreement provide for:

-------------------------------------------------------------------------------


(a) Re-Purchase of Shares - Upon completion of the merger, the Company will acquire for treasury, 2,000,000 (250,000 after the 1:5 forward split and 40:1 reverse split)) restricted common shares from a former director for nominal consideration
(b) Merger Subsidiary - a newly formed, wholly owned subsidiary of Crown Nevada ("Merger Sub") will be incorporated. Crown Delaware will then merge with Merger Sub.
(c) Acquisition of Crown Delaware - the current Crown Delaware shareholders will receive 4,396,825 Preferred Series A shares as consideration for the acquisition, on the basis of 6.3 Preferred Series A shares for each one current Crown Delaware share. These shares will be subject to rule 144 restrictions.
(d) Conversion of Preferred Series A Shares - the current Crown Delaware shareholders will be entitled to immediately convert each Preferred Series A shares into 2.75 common shares of the new entity. After conversion, each former Crown Delaware Shareholder will have received 0.4365 surviving company share for each common share they held in Crown Delaware. Once the Preferred Series A shares have been converted, the former Crown Delaware shareholders will hold 12,091,296 shares in the surviving company.
(e) Merger - each current Company shareholder will receive one new share of the surviving company for each share they held in the Company prior to the acquisition of Crown Delaware.
(f) Preferred Shares - The Company has also agreed to issue 5,000,000 non-voting non-participating preferred shares to Crown Delaware management, convertible into common shares of the Company, on a one to one basis, upon the booking of $10,000,000 of sales revenue in any twelve month period. Until the conversion of Series A Preferred Shares described in (d) above or an increase in the authorized share capital, there will be insufficient authorized Preferred shares to meet the provisions of this part of the agreement.
(h) Options - Certain key employees and consultants of Crown Delaware will be granted a total of 1,500,000 options to acquire shares of The Company's common stock at a price of $0.75 per share for a period of 60 months.


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

c) Effective September 1, 2004, the Company elected Crawford Shaw and David L. Bailey as Directors of the Corporation. Therefore, pursuant to the terms of the Merger Agreement (defined below), the following are the officers and directors of the Company:


------------------------------------------- ------------- ---------------------------------------------
NAME                                        AGE           POSITION
------------------------------------------- ------------- ---------------------------------------------

------------------------------------------- ------------- ---------------------------------------------
Brian D. Knight                             54            Director
------------------------------------------- ------------- ---------------------------------------------
James A. Sterling                           57            Executive Vice President and Director
------------------------------------------- ------------- ---------------------------------------------
William L. Sklar                            56            Chief Executive  Officer,  President,  Chief
                                                          Financial Officer,  Chief Accounting Officer
                                                          and Director
------------------------------------------- ------------- ---------------------------------------------
Jerry S. Wayt                               67            Secretary and Director
------------------------------------------- ------------- ---------------------------------------------
Dr. Laurence Watkins 58 Director
------------------------------------------- ------------- ---------------------------------------------
Crawford Shaw                               69            Director
------------------------------------------- ------------- ---------------------------------------------
David L. Bailey                             64            Director
------------------------------------------- ------------- ---------------------------------------------
Mark Jennings                               41            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
Darlene Cox                                 51            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
Kim Albaugh                                 49            Advisory Director
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

CROWN MEDICAL SYSTEMS, INC. (NEVADA)

(Registrant)


By:   /s/ William L. Sklar



        William L Sklar, President, Treasurer and Director

Date:  December 15, 2004
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ William L Sklar



         William L Sklar, Secretary and Director

Date:  December 15, 2004

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





Date: December 15, 2004    /s/ William L Sklar

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





Date: December 15, 2004    /s/ Newell Crane





















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



Date:December 15, 2004        /s/ William L Sklar



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



Date: 15 December 2004     /s/ Newell Crane