Form 10QSB
period 2004-11-30
PaperFree Medical Solutions, Inc.
filed 2005-02-22
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              X Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2004

              __ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 333-86706

                        PAPERFREE MEDICAL SOLUTIONS, INC.
              Exact Name of Registrant as Specified in its Charter)


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

         Issuer's telephone number, including area code: (765) 456-1089

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

$ 47,584,986 as at February 16, 2005 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

47,584,986


                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our "Risk Factors" found below.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-QSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

*        our ability to raise capital,

*        our ability obtain and retain customers,

*        our ability to provide our products and services at competitive rates,

* our ability to execute our business strategy in a very competitive environment,

*        our degree of financial leverage,

* risks associated with our acquiring and integrating companies into our own,

*        risks related to market acceptance and demand for our services,

*        the impact of competitive services,

*        other risks referenced from time to time in our SEC filings.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2004 are not necessarily indicative of the results that can be expected for the year ending February 28, 2005.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                     (formerly Crown Medical Systems, Inc.)
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2004


                                     ASSETS

Current Assets
         Cash                                                                              $        36,949
                                                                                           ===============



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities

         Account payable and accrued liabilities                                           $        56,763

         Notes payable - related parties                                                            74,249

         Mandatorily redeemable Series C preferred stock $0.001 par

              value, 90,000 shares authorized, issued and outstanding                               67,980
                                                                                          ----------------



              Total current liabilities                                                            198,992
                                                                                           ---------------



Shareholders' Deficit

         Series A Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding

         Series B Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding

         Common stock, $.001 par value, 70,000,000 shares

              authorized, 45,870,025 shares issued and outstanding                                  45,870

         Additional paid-in-capital                                                             56,442,850

         Deficit accumulated during the development stage                                      (56,650,763)
                                                                                             --------------



              Total shareholders' deficit                                                         (162,043)
                                                                                           ----------------



              Total liabilities and shareholders' deficit                                  $        36,949
                                                                                           ===============


                        PAPERFREE MEDICAL SOLUTIONS, INC.
                     (formerly Crown Medical Systems, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             Three and Nine months ended November 30, 2004 and 2003
         and from inception (January 29, 2002) through November 30, 2004



                                           Three months ended              Nine months ended         From inception

                                               November 30                   November 30               through

                                        2004            2003           2004             2003             2004
                                        ----            ----           ----             ----             ----


Operating expenses:

General and administrative          $ 54,591,041 $        2,938     $ 55,012,933 $       15,222      $  55,130,686

Impairment expense                     1,500,000                  -     1,500,000                  -      1,520,077
                                  ---------------------------------------------------------------------------------





Net loss                            $(56,091,041)$       (2,938)    $(56,512,933)$      (15,222)     $ (56,650,763)
                                    ============ ==============     ============ ==============      =============



Basic and diluted

  net loss per share            $         (1.31) $        (.00) $         (3.90)$          (.00)



Weighted average

  shares outstanding                  42,740,817      7,590,763       14,486,338      7,474,121


                        PAPERFREE MEDICAL SOLUTIONS, INC.
                     (formerly Crown Medical Systems, Inc.)
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended November 30, 2004 and 2003
         and from inception (January 29, 2002) through November 30, 2004

                                                                                                    From Inception
                                                                                                        through
                                                                         2004              2003          2004
                                                                         ----              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                      $(56,512,933) $      (15,222)    $(56,650,763)

       Adjustments to reconcile net loss to cash
       used in operating activities:
       Depreciation                                                             -             105              772

       Interest expense                                                     7,980               -            7,980

       Impairment                                                       1,500,000               -        1,520,077

       Shares issued for services                                      25,136,480               -       26,576,480

       Warrant expense                                                 29,761,630               -       29,761,630

           Changes in assets and liabilities:

           Accounts payable and accrued liabilities                        16,591          12,271           56,763
                                                                ----------------- --------------- ----------------

CASH USED IN OPERATING ACTIVITIES                                         (90,252)          (2,846)      1,272,939
                                                                ----------------- ----------------  --------------



CASH FLOWS FROM INVESTING ACTIVITIES:

       Payment for purchase of equipment                                        -               -           (772)

       Payment for purchase of business                                              -                   -  (1,520,077)
                                                                -------------------------------------------------------

CASH USED IN INVESTING ACTIVITIES                                               -                   -  (1,520,849)
                                                           ------------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

       Net advances from related parties                                   65,249               -         74,249

       Shares issued for cash                                              60,000                   -      210,610
                                                                --------------------------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                     125,249                   -      284,859
                                                                 -------------------------------------------------

Effect of foreign exchange rate                                                 -              139                 -
                                                           ---------------------------------------------------------



NET INCREASE IN (DECREASE) IN CASH                                         34,997          (2,707)        36,949

         Cash, beginning of period                                           1,952           3,372                 -
                                                                ----------------------------------------------------



         Cash, end of period                                    $          36,949$            665  $      36,949
                                                                =================================  =============


                        PaperFree Medical Solutions, Inc.
                     (formerly Crown Medical Systems, Inc.)
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Nine months ended November 30, 2004 and 2003
         and from inception (January 29, 2002) through November 30, 2004


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc. ("PaperFree") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree's latest annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year ended February 29, 2004, as reported in the Form 10-KSB, have been omitted.

NOTE 2 - NAME CHANGE AND REVERSE SPLIT

On September 2, 2004, Crown Medical Systems (Nevada) changed its name to PaperFree Medical Solutions, Inc.

On September 2, 2004, PaperFree effected a 40-for-1 reverse split. All share and per share amounts shown in this financial statement have been adjusted.

NOTE 3 - COMMON STOCK ISSUANCES

On August 11, 2004, PaperFree issued 12,500 shares of common stock for services valued at their then-current trading price of $7.40 per share, or $92,500.

See note 6.

NOTE 4 - PREFERRED STOCK

On August 11, 2004, PaperFree issued 600,000 shares of Series B convertible preferred stock to purchase Crown Medical Systems, Inc. (Delaware). In September 2004, these shares were converted to 5,445,000 common shares and are valued at $.51 per share, or $305,250. See Note 5.

On September 1, 2004, PaperFree declared that its current 5,000,000 shares of convertible preferred stock be re-designated as Series B preferred stock. A new Series A preferred stock was designated.

NOTE 5 - MANDATORILY REDEEMABLE PREFERRED STOCK

On September 16, 2004 PaperFree issued 90,000 shares of Series C preferred stock for cash consideration of $60,000. These shares, as a class, carry the number of votes equal to the number of votes of all outstanding Common Stock plus one additional vote such that the holders of shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. All of the Preferred Stock outstanding on the ninetieth day after the issuance will be redeemed on such date for the cash redemption price of $0.84 per share or a total of $75,600 for all such shares.

NOTE 6 - ACQUITION AND ABANDONMENT OF CROWN MEDICAL SYSTEMS, INC. (Delaware)

On September 1, 2004, PaperFree acquired Crown Medical Systems, Inc. (Delaware) for 4,396,825 Preferred Series A shares. These Series A shares were immediately converted into 39,901,178 PaperFree common shares, for a total 45,869,983 post-acquisition outstanding common shares.

As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically acceptable to audit by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware).

The 39,901,178 shares of common stock were valued at their then-current trading price of $0.62 per share, or $24,738,730 and they remain outstanding.

NOTE 7 - IMPAIRMENT OF ASSETS

Following the abandonment of the investment in Crown Medical Systems, Inc (Delaware), PaperFree management undertook a review of carrying value of its Software and deferred acquisition costs. Management concluded that without the Crown assets there was no certainty that Paperfree would be able to recover the value of these assets and accordingly recorded the impairment during the third quarter.

NOTE 8 - WARRANTS

On July 15, 2004, PaperFree granted two consultants 2,620,000 warrants to purchase PaperFree common stock at exercise prices ranging from $.02 to $.75. The fair value of these warrants was $606,634 which has been expensed.

On September 2, 2004 PaperFree effected a 1 for 40 reverse split. The number of warrants and their exercise prices of the 2,620,000 warrants were not adjusted for the split. This triggered a modification. The fair value of the modified awards on the date of modification totalled $29,745,160. The difference between the fair value of the modified award on September 2, 2004 of $29,745,160 and the fair value of the original award on September 2, 2004 of $590,164, totalled $29,154,996 which was expensed as additional compensation.

NOTE 9 - SUBSEQUENT EVENTS

On December 29, 2004, PaperFree issued 1,000,000 shares, for exercise of 1,000,000 warrants for $20,000. On February 3, 2005, PaperFree issued 500,000 to a Director for services. During February 2005, PaperFree issued 214,961 shares for cash consideration of $71,738.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

OVERVIEW AND PLAN OF OPERATION

Paperfree Medical Solutions, Inc. ("the Company") was incorporated as Link Media Publishing Ltd. in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

The Company, through an agreement dated January 27, 2004 acquired MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters. On September 1, 2004, PaperFree acquired Crown Medical Systems, Inc. (Delaware) for 4,396,825 Preferred Series A shares. These Series A shares were immediately converted into 39,901,187 PaperFree common shares, for a total 45,869,983 post-acquisition outstanding common shares

As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically susceptible to audit verification by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware).

Following the decision to abandon the Crown acquisition, PaperFree Management undertook a search for a replacement operating company. They identified a Company known as KMS Computer Services, Inc., located in Kokomo, Indiana. KMS is a provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

For the period ended November 30, 2004, the Company had total assets of $36,949 (February 29, 2004 - $1,501,952), including cash resources of $36,949 (2004
$1,952), accounts receivable of $Nil (2004 $ Nil). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at November 30, 2004 totalled $198,992, consisting of $56,763 (2004 $36,172) in accounts payables and accrued liabilities and $74,249 (2004 $13,000) due to related parties. And mandatorily redeemable preferred stock shown as a current liability item was $67,980 (2004 $nil)

During the nine-month periods ended November 30, 2004 and 2003 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $56,912,933 ($(2004 $15,222)

During the three-months period ended November 30, 2004 the company issued warrants, and shares for non-cash considerations. In recording the fair market value of the shares and warrants issued, the company recorded a charge to earnings of $29,761,630 for the warrants and $25,136,480 for the shares.

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

On September 3, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.: As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically susceptible to audit verification by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware). These shares remain outstand

During the nine-month period ended November 30, 2004 we had no revenue.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of November 30, 2004, we had cash on hand in the amount of $36,949.We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

3)       A Form 8-K was filed on September 1, 2004 disclosing

a) On September 1, 2004, the Company completed the transaction contemplated by the Agreement and Plan of Merger ("The Merger Agreement") by and among the Company, Crown Medical Systems, Inc., a Delaware corporation ("Crown Delaware"), and CMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Merger Sub").

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
------------------------------------------- ------------- ---------------------------------------------

4)       A Form 8-K was filed on September 2, 2004 disclosing

     Effective at the close of business on September 2, 2004, the Board of Directors of Crown Medical Systems, Inc., a Nevada corporation (the "Company") authorized a reduction in the total number of shares of Common Stock of the Company at the ratio of one new share for 40 old shares. As of that date, there are 34,193,105 shares of Common Stock issued or issuable and outstanding. After the reduction, the total number of outstanding shares of Common Stock will be approximately 14,252,565

5)       A Form 8-K was filed on September 3, 2004 disclosing

     On September 3, 2004 the Company exercised the option granted in the Articles of Designation to cause 4,996,825 shares of Series A Convertible Preferred Stock to be converted to 45,345,187 shares of Common Stock effective as of the close of business September 3, 2004. After giving effect to the reduction in the number of outstanding shares that was effective at the close of business September 2, 2004 and the above-described conversion, the number of shares of outstanding Common Stock is approximately 45,869,983

6)       A Form 8-K was filed on September 10, 2004 disclosing

a.       The closing of the El Paso, Texas and Raleigh, North Carolina Offices.

b. The resignation of Brian D. Knight, James A. Sterling, Jerry S. Wayt and Laurence Watkins as Directors of the Company effective September 10, 2004.

c. Effective September 10, 2004, the Company elected Newell Crane and Richard J. Paver as Director of the Corporation. Therefore, the following are the officers and directors of the Company:


------------------------------------------- ------------- ---------------------------------------------
NAME                                        AGE           POSITION
------------------------------------------- ------------- ---------------------------------------------
Newell D. Crane                             57            Chief Executive Officer and Director
------------------------------------------- ------------- ---------------------------------------------
William L. Sklar                            56            Chief Executive  Officer,  President,  Chief
                                                          Financial Officer,  Chief Accounting Officer
                                                          and Director
------------------------------------------- ------------- ---------------------------------------------
Crawford Shaw                               69            Director
------------------------------------------- ------------- ---------------------------------------------
David L. Bailey                             64            Director
------------------------------------------- ------------- ---------------------------------------------
Richard J. Paver                            44            Director
------------------------------------------- ------------- ---------------------------------------------
Mark Jennings                               41            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
Darlene Cox                                 51            Advisory Director
------------------------------------------- ------------- ---------------------------------------------
Kim Albaugh                                 49            Advisory Director
------------------------------------------- ------------- ---------------------------------------------

7)       A Form 8-K was filed on November 24, 2004 disclosing

     On November 24, 2004 the Company dismissed its primary accountant Dale, Matheson, Carr-Hilton, Labonte and appointed Malone & Bailey, PLLC as their primary accountant.

8)       A Form 8-K was filed on February 15, 2005 disclosing

     Effective February 14, 2005, PaperFree Medical Solutions, Inc., a Nevada corporation (the "Corporation") removed Newell D. Crane as a director and officer of the Corporation.

(c) Reports on Form S-8.

1)       A Form S-8 was filed on July 27, 2004

     The Company filed a registration statement on Form S-8 that registered, upon issuance: 600,000 Preferred Series A shares convertible into 1,650,000 common shares; 2,620,000 Warrants in Series to acquire 2,620,000 common shares; and 3,795,000 Common Shares. issuable under the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan.

2)       A Form S-8 was filed on August 16, 2004

     The Company filed a registration statement on Form S-8 that registered upon issuance 500,000 common shares issued pursuant to the 2004 Directors, Officers and Consultants Stock Option, Stock Warrant and Stock Award Plan

(c)      Reports on Form 14-C.

1) A preliminary Form 14-C was filed on November 4, 2004 advising that the company had received written consent authorizing a change in name of the Corporation to PaperFree Medical Solutions, Inc.

2) A Definitive Form 14-C was filed on November 30, 2004 advising that the company had received written consent authorizing a change in name of the Corporation to PaperFree Medical Solutions, Inc.

------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.
(Registrant)


By:   /s/ William L. Sklar
    ---------------------------------------
        William L Sklar, President, Treasurer and Director

Date:  February 18, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ William L Sklar
    ----------------------------------------
         William L Sklar, Secretary and Director

Date:  February 18, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Exhibit 99.1
                                 CERTIFICATION

I, William L Sklar, President and Treasurer, Chief Financial Officer of PaperFree Medical Solutions, Inc.. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PaperFree Medical Solutions, Inc.

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

Date: February 18, 2005                 /s/ William L Sklar


                                  Exhibit 99.2
                                 CERTIFICATION

I, William L. Sklar , Chief Executive Officer, and Director of PaperFree Medical Solutions, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PaperFree Medical Solutions, Inc.

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

Date: February 18, 2005                   /s/ William L. Sklar


    CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended November 30, 2004 (the "Report") by PaperFree Medical Solutions, Inc., the undersigned hereby certifies that:

1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: February 18, 2005                       /s/ William L Sklar