Form 10KSB
period 2005-02-28
PaperFree Medical Solutions, Inc.
filed 2005-06-15
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: 28 February, 2005


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

                   121 West Sycamore St. Kokomo, Indiana 46901
               (Address of Principal Executive Offices) (Zip Code)

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

$50,743,753 as at May 24 , 2005 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date.     48,792,070

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

PART I

ITEM 1: DESCRIPTION OF BUSINESS

(a)  Business Development

PaperFree Medical Solutions, Inc. (the "Company") was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its incorporation to February 28, 2005 the Company has undertaken the following activity:

(1) Through an agreement dated February 15, 2002 and completed on February 22, 2002, we acquired a 100% equity interest in Business to Business Publishing Ltd. ("B2B"), a private British Columbia company involved in the publication and distribution of industry and profession specific wall planners. The agreement was in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

(5) Effective December 18, 2003 the Company changed its name to Crown Medical Systems, Inc.

(6) On February 23, 2004 the Company disposed of its entire interest in the shares of Business to Business Publishing Inc. in return for the surrender for cancellation of the 13,000,000 post forward split shares of the Company issued in connection with the acquisition of Business to Business Publishing Inc., resulting in a gain on disposition of $2,495. The B2B operations have been shown as discontinued operations in the accompanying financial statements.

(7) The Company, through an agreement dated January 27, 2004 acquired the rights to MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters. The company, on the same date entered into a sub license agreement with Crown Medical Systems, Inc. [Delaware] granting them the sole rights to market, distribute and license ownership and us of the MD PaperFree software, in exchange for a twelve (12) % royalty payable to the Company on all proceeds earned from the MD PaperFree software.

(8) On September 1, 2004, PaperFree, in connection with its aborted takeover of Crown Medical Systems, Inc. (Delaware) for 4,396,825 Preferred Series A shares. These Series A shares were immediately converted into 39,901,187 PaperFree common shares.

As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically susceptible to audit verification by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware).

(9) Following the decision to abandon the Crown acquisition, PaperFree Management undertook a search for a replacement operating company. They identified a Company known as KMS Computer Services , Inc., located in Kokomo, Indiana. KMS is a provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

(10) For the period ended February 28, 2005, the Company had total assets of $255,820 (February 29, 2004 - $1,501,952), including cash resources of $121,837(2004 $1,952), accounts receivable of $Nil (2004 $ Nil), and Receivables from KMS Computer Services, Inc of $133,984. The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at February 28, 2005 totalled $337,399, consisting of $65,719(2004 $36,172) in accounts payables and accrued liabilities and $203,400(2004 $13,000) due to related parties. And mandatorily redeemable preferred stock shown as a current liability item was $68,280 (2004 $nil)

During the year ended Februrary 28, 2005 and 2004 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $27,491,276(2004 $49,003)

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(11) On September 3, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.: As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically susceptible to audit verification by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware).

(12) During the year ended February 28, 2005 we had no revenue

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

(1)      Distribution Method of Services

Following the acquisition of KMS Computer Services, Inc. subsequent to the year end, the Company will use the sales and marketing network provided by KMS to market the MD PaperFree(R) EMR software through the Delaware company's network of distributors.

(2) Principal Products or Services and Their Markets:

(i)      Principal Products or Services

The Company will generate revenue from the sale of its proprietary Electronic Medical Record software, to physician offices, clinics, and hospitals.

(ii) Markets

Inside the Medical Practitioner marketplace, the Company's licensee will focus upon sole practitioners, doctors and other health providers operating in clinics, and small hospitals.

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

(3)      Status Of Any Publicly Announced New Product Or Service

The company has an active website at  http://www.mdpaperfree.com
                                             -------------------

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

(5) Sources and availability of raw materials and the names of principal suppliers:

The components required to provide all of the Company's services are readily available in the marketplace.(8) Need for any government approval of principal products or services:

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 28, 2005, we had cash on hand in the amount of $xx. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
Crown's common stock is quoted on the NASD OTC Bulletin Board under the symbol "PFMS.OB" (formerly "PFMS", prior to that "CWMS", and prior to that "LKME"). The table below gives the high and low bid information for each fiscal quarter for the past year. The bid information was obtained from OTC Bulletin Board, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

---------------------------------- -------------------------------- -------------------------------- ------------------------------
Period Ended                       High                             Low                              Source
---------------------------------- -------------------------------- -------------------------------- ------------------------------
                                                                                                     Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
May 23, 2005                       1.06                             1.02                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
February 28, 2005                  1.11                             1.08                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
November 30, 2004                  1.05                             0.85                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
August 31, 2004                    0.16                             0.12                             CNET
---------------------------------- -------------------------------- -------------------------------- ------------------------------
May 31, 2004                       1.85                             0.36                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------

We have approximately 437 shareholders of record as at the date of this annual report.

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

For the period ended February 28, 2005, the Company had total assets of $255,820 (February 29, 2004 - $1,501,952), including cash resources of $121,837(2004
$1,952), accounts receivable of $Nil (2004 $ Nil), and Receivables from KMS Computer Services, Inc of $133,984. The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at February 28, 2005 totalled $337,399, consisting of $65,719(2004 $36,172) in accounts payables and accrued liabilities and $203,400(2004 $13,000) due to related parties. And mandatorily redeemable preferred stock shown as a current liability item was $68,280 (2004 $nil)

During the year ended Februrary 28, 2005 and 2004 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $27,491,276(2004 $49,003)

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

Plan of Operation

During the fiscal year ended February 28, 2005 we had no revenue.

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

Results of Operations

For the fiscal year ended February 28, 2005 we earned no revenues, and we incurred General and Administrative Expenses of $27,491,276, including consulting fees of $1,093,011, office and general costs of $26,319,970 and professional fees of $26,325, resulting in a loss from continuing operations of $27,491,276.

For the fiscal year ended February 29, 2004 we earned no revenues, and we incurred General and Administrative Expenses of $49,487, including consulting fees of $1,000, office and general costs of $18,697 and professional fees of $29,790, resulting in a loss from continuing operations of $49,487.

ITEM 7: FINANCIAL STATEMENTS

NOTE: The financial statements included herein are filed without completion of an audit by the company's independent accountants as required by Form 10-KSB. Upon completion of that review an amendment to this Form 10-KSB will be filed indicting that the audit has been completed


                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)


                              FINANCIAL STATEMENTS


                                February 28, 2005

BALANCE SHEETS..............................................................F-1

STATEMENTS OF OPERATIONS....................................................F-2

STATEMENT OF STOCKHOLDERS' EQUITY...........................................F-3

STATEMENTS OF CASH FLOWS....................................................F-4

NOTES TO FINANCIAL STATEMENTS...............................................F-5



                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)

                                 BALANCE SHEETS

                                                                                    February 28,2005          February 29,

                                                                                                                  2004
  --------------------------------------------------------------------------------- --------------------- ---------------------

  ASSETS

  CURRENT ASSETS
     Cash                                                                                     $  121,836            $   1,952
     Accounts receivable                                                                         133,984                    -
     Other receivables                                                                                 -                    -
  --------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                                 255,820                1,952
  COMPUTER SOFTWARE (Note 4)                                                                                        1,500,000
  FIXED ASSETS                                                                                         -                    -
  --------------------------------------------------------------------------------- --------------------- ---------------------

                                                                                               $ 255,820        $   1,501,952
  ================================================================================= ===================== =====================


                                              LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
     Accounts payable and accrued liabilities                                                  $  65,719           $   36,172
       Mandatorily redeemable preferred stock                                                     68,280
  --------------------------------------------------------------------------------- --------------------- ---------------------
     Due to related parties (Note 5)                                                             203,400               13,000
  --------------------------------------------------------------------------------- --------------------- ---------------------
                                                                                                 337,399               49,172
  --------------------------------------------------------------------------------- --------------------- ---------------------
  --------------------------------------------------------------------------------- --------------------- ---------------------

  GOING CONCERN CONTINGENCIES AND COMMITMENTS (Notes 1 and 9)

  STOCKHOLDERS' EQUITY
     Capital stock (Note 7)
        Common stock, $0.001 par value, 70,000,000 shares authorized Preferred stock, $0.001 par value, 5,000,000 shares authorized
        47,524,031 (2004 - 511,309) post-split common                                             46,260
        shares issued and outstanding
                                                                                                                        5,290
       Additional paid-in capital                                                             27,501,266            1,585,320
  Other comprehensive income (loss)                                                                                         -
  Deficit accumulated during the development stage                                          (27,629,105)             (137,830)
  --------------------------------------------------------------------------------- --------------------- ---------------------
  --------------------------------------------------------------------------------- --------------------- ---------------------

                                                                                                (81,579)            1,452,780
  --------------------------------------------------------------------------------- --------------------- ---------------------

                                                                                               $ 255,820         $   1,501,952
  ================================================================================= ===================== =====================


   The accompanying notes are an integral part of these financial statements.



                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)

                            STATEMENTS OF OPERATIONS

                                                                                Year ended           Year ended    January 29, 2002
                                                                         February 28, 2005    February 29, 2004      (Inception) to
                                                                                                                  February 28, 2005
---------------------------------------------------------------------- -------------------- -------------------- ------------------

GENERAL AND ADMINISTRATIVE EXPENSES
   Consulting fees                                                           $   1,093,011         $    1,000             1,098,061
   Office and general                                                           26,371,941              18,697           26,394,796
   Professional fees                                                                26,325              29,790               63,530
---------------------------------------------------------------------- -------------------- -------------------- ------------------
LOSS FROM CONTINUING OPERATIONS                                               (27,491,277)             (49,487)        (27,556,387)
---------------------------------------------------------------------- -------------------- -------------------- ------------------
---------------------------------------------------------------------- -------------------- -------------------- ------------------

DISCONTINUED OPERATIONS (Note 6)
   Loss from discontinued operations                                                     -              (2,011)            (75,215)
   Gain on sale of discontinued operations                                               -               2,495               2,495
---------------------------------------------------------------------- -------------------- -------------------- ------------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS                                               -                 484             (72,720)
---------------------------------------------------------------------- -------------------- -------------------- ------------------
---------------------------------------------------------------------- -------------------- -------------------- ------------------

NET LOSS FOR THE YEAR                                                      $  (27,491,277)          $  (49,003)        $ 27,629,107
====================================================================== ==================== ==================== ==================

BASIC LOSS PER SHARE:
   FROM CONTINUING OPERATIONS                                              $     (0.00)          $   (0.00)
   FROM DISCONTINUED OPERATIONS                                                  (0.00)              (0.00)
------------------------------------------------------------------ --------------------- -------------------

BASIC NET LOSS PER SHARE                                                     $   (0.58)          $   (0.00)
================================================================== ===================== ===================


WEIGHTED AVERAGE COMMON SHARES                                               47,524,031

      OUTSTANDING                                                                                31,838,447
================================================================== ===================== ===================


   The accompanying notes are an integral part of these financial statements.



                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)

                        STATEMENT OF STOCKHOLDERS' EQUITY

      FOR THE PERIOD FROM JANUARY 29, 2002 (INCEPTION) TO FEBRUARY 28, 2005


                                        Common stock           Additional                                  Deficit
                                                                 Paid-In                                 Accumulated
                                                                                                            During
                                                                                                         Development
                                                                                Share         Other
                                                                                          Comprehensive
                                                                            Subscriptions
                                    Shares         Amount        Capital      Received       Income         Stage          Total
-----------------------------------------------------------------------------------------------------------------------------------
Issuance of common stock for
cash at $.001 per share
- February 12, 2002                3,500,000        $ 3,500              -            -              -              -         3,500

Issuance of common stock for
acquisition of Business to
Business
Publishing Inc. at $.001 per
share
- February 22, 2002                2,600,000          2,600              -            -              -             -          2,600

Share subscriptions received               -              -              -       71,300              -             -         71,300

Net loss for the period January
29,
2002 (inception) to February 28,
2002                                       -              -              -            -              -        (6,062)       (6,062)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2002         6,100,000          6,100                      71,300              -        (6,062)       71,338

Issuance  of  common  stock  for
cash at $.30  per  share - March
30, 2002                             290,367            290         86,820      (71,300)             -             -        15,810

Other    comprehensive    income                                         -            -
(loss)                                     -              -                                     (1,165)            -        (1,165)

Net loss for the year ended
February 28, 2003                          -              -              -            -              -       (82,765)      (82,765)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2003         6,390,367          6,390         86,820            -         (1,165)      (88,827)        3,218

Stock split 5:1 - July 14, 2003   25,561,468              -              -
-----------------------------------------------------------------------------------------------------------------------------------

                                  31,951,835          6,390         86,820

Issuance of common stock for
Acquisition of MD Paper Free -
January 28, 2004                   1,500,000          1,500      1,498,500            -              -             -     1,500,000

Surrender and cancellation
 of common stock on sale of
Business to Business Publishing
Inc. at $.001 per share -
February 23, 2004                (13,000,000)        (2,600)             -            -              -             -        (2,600)

Other    comprehensive    income                                         -            -
(loss)                                     -              -                                      1,165             -         1,165

Net loss for the year ended
February 29, 2004                          -              -              -            -              -       (49,003)      (49,003)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 29, 2004        20,451,835       $  5,290    $ 1,585,320      $     -        $     -    $ (137,830)  $ 1,452,780



Net loss for the year ended
February 28, 2005                                                                                                     (27,491,276)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, February 28, 2005
===================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)

                            STATEMENTS OF CASH FLOWS

                                                                                                                   January 29, 2002
                                                                                                                     (Inception) to
                                                                                Year ended          Year ended    February 28, 2005
                                                                         February 28, 2005   February 29, 2004
---------------------------------------------------------------------- -------------------- ------------------- --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year from continuing operations                         $  (27,491,277)        $   (49,487)          $  (65,110)
  Adjusted for items not involving cash:
      Depreciation                                                                                        695                  772
      Goodwill impairment                                                                                   -               41,075
---------------------------------------------------------------------- -------------------- ------------------- -------------------

                                                                                                      (48,792)             (23,264)
      Net changes in non-cash working capital items                                                    34,577               36,172
---------------------------------------------------------------------- -------------------- ------------------- -------------------

Cash used for continuing operations                                           (27,491,277)            (14,215)              12,908
Discontinued operations                                                                                (1,370)             (93,717)
---------------------------------------------------------------------- -------------------- ------------------- -------------------

                                                                              (27,491,277)            (15,585)             (80,809)
---------------------------------------------------------------------- -------------------- ------------------- -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of equipment                                                                                  -                 (772)
  Net advances to B2B prior to acquisition                                              -                   -              (20,077)
---------------------------------------------------------------------- -------------------- ------------------- -------------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                                                 -              (20,849)
---------------------------------------------------------------------- -------------------- ------------------- -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from common share subscriptions and issuances                       27,611,161                    -              90,610
  Net advances from (repayments to) related parties                                                   13,000                13,000
---------------------------------------------------------------------- -------------------- ------------------- -------------------

NET CASH FLOWS FROM FINANCING ACTIVITIES                                        27,611,161             13,000             103,610
---------------------------------------------------------------------- -------------------- ------------------- -------------------

EFFECT OF FOREIGN EXCHANGE RATE CHANGES ON CASH                                                         1,165                    -
---------------------------------------------------------------------- -------------------- ------------------- -------------------

INCREASE (DECREASE) IN CASH                                                        119,884             (1,420)             121,836

CASH, BEGINNING OF YEAR                                                             1,952               3,372                    -
---------------------------------------------------------------------- -------------------- ------------------- -------------------

CASH, END OF YEAR                                                                $ 121,836           $  1,952         $    121,836
====================================================================== ==================== =================== ===================


                 Supplemental cash flow information (Note 10).

   The accompanying notes are an integral part of these financial statements.



                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS

                                FEBRUARY 28, 2005

Shares  subscribed  -

     As of February 28, 2005, PaperFree has received net proceeds of $143,210 after offering costs of $254,595, for 362,240 shares of common stock in connection with Offshore Subscription Agreements in a transaction not registered under the Securities Act of 1933. The common stock was issued during the period January to March 2005.

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America with the on-going assumption applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The continued operations of the Company and the recoverability of the carrying value of assets is dependent upon the ability of the Company to obtain necessary financing to fund future operations and ultimately to attain profitable operations. To February 28, 2005, the Company has a working capital deficit of $81,479 and has incurred losses since inception totalling $27,629,106. Management's plans include obtaining additional capital through debt or equity financing.

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

The Company has elected to continue to account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB No. 25") and comply with the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148 as described above. In addition, in accordance with SFAS No. 123 the Company applies the fair value method using the Black-Scholes option-pricing model in accounting for options granted to consultants. Under APB No. 25, compensation expense is recognized based on the difference, if any, on the date of grant between the estimated fair value of the Company's stock and the amount an employee must pay to acquire
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

the stock. Compensation expense is recognized immediately for past services and pro-rata for future services over the option-vesting period.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

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

NOTE 3 - NAME CHANGE AND REVERSE SPLIT

On September 2, 2004, Crown Medical Systems (Nevada) changed its name to PaperFree Medical Solutions, Inc.

On September 2, 2004, PaperFree effected a 40-for-1 reverse split. All share and per share amounts shown in this financial statement have been adjusted.


NOTE 4 - COMPUTER SOFTWARE

                                                                                        February 29,
                                                                   February 28, 2005        2004
                                                                   ------------------ -----------------
                            Capitalized costs                                      $  $   1,500,000
                            Less: accumulated amortization                        -                 -
                                                                   ------------------ -----------------

                                                                                   $      $ 1,500,000
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

NOTE 5 - RELATED PARTY TRANSACTIONS

Notes Payable:

$9,000 - due to a minority shareholder, interest free, without specific terms of repayment

$4,000 - due to a former director and secretary of the company, interest free, without specific terms of repayment

$190,400 - funds received from sale of warrants pending issuance of shares

NOTE 6 - MANDATORILY REDEEMABLE PREFERRED STOCK

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

NOTE 10 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

======================================================= =============== ======================= ============================
                                                                              Year ended                Year ended

                                                                          February 28, 2005          February 29, 2004
------------------------------------------------------- --------------- ----------------------- ----------------------------
Cash paid during the year for:
         Interest                                                           $               -                    $       -
         Income taxes                                                                 $     -                    $       -
======================================================= =============== ======================= ============================

During the year the Company issued 1,500,000 shares with a fair value of $1.00 per share in exchange for the acquisition of the rights to MD PaperFree software.

NOTE 11 - SUBSEQUENT EVENT

On March 1, 2005 the company acquired all of the issued and outstanding shares of KMS Computer Services, Inc., in exchange for the issuance of 1,500,000 shares. KMS is a provider of billing and practice management software. The acqusition will be accounted for as a purchase.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.   Controls and Procedures
----------------------------------

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of 28 February 2005, the following are the directors and executive officers of the Company.

Directors:

Name of Director                    Age
-----------------                   ---
David L. Bailey                     64
Richard J. Paver                    44
Crawford Shaw                       69
William L. Sklar                    57

Executive Officers:

Name of Officer            Age      Office
------------------        ---       ------
William L Sklar            57       President, Chief Executive Officer, Chief
                                    Financial Officer, Chief Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

WILLIAM L SKLAR, Age 57 Mr. Sklar, has been Director and President of Willmar Management Corp., a consulting company providing management and administrative advice and assistance to private and public companies in the United States, the United Kingdom and Canada. Mr. Sklar was appointed a Director on January 17, 2004.

 The resignation of Darlene L. Cox, G. Paul Marshall, Brian D. Knight, James A. Sterling, Jerry S. Wayt and Laurence Watkins as
Directors of the Company effective September 10, 2004.

FORMER, SECRETARY AND DIRECTORS

DARLENE L. COX, Age 52, is an executive healthcare consultant, providing healthcare management and planning consultation, Cox was the president and CEO of Essex Valley Healthcare Inc., East Orange General Hospital in New Jersey, for three years. Previously, Cox was vice president and chief nursing officer at the New York Presbyterian Hospital for five years. Ms. Cox was appointed a Director on February 17, 2004. Ms. Cox resigned as a Director on September 10, 2004.

G. PAUL MARSHALL, age 41, has served as a director of Crown since September 2003. He has been a self-employed business consultant since 1987. Mr. Marshall was appointed a Director on January 17, 2004. Mr. Marshall resigned as a Director, Secretary, Treasurer, and as Chief Financial Officer of the Company on September 10, 2004.

BRIAN D. KNIGHT, age 54, has been chief executive officer of Crown Medical Systems, Inc (Delaware) since February 2003; he served as its president from July 2001 to April 2003 and its executive vice president from April 2002 to February 2003. Prior to joining Crown (Delaware) in July 2001, since September 1998, Mr. Knight was a self-employed consultant involved with medical software sales. He has served as a director since July 2001. Mr. Knight was appointed a Director on January 17, 2004. He resigned as Director of the Company on September 10, 2004.

JAMES A. STERLING, age 57, has been executive vice president of Crown Medical Systems, Inc (Delaware) since February 2003. Mr.
Sterling was Vice President of Turney  Systems  (information  processing)
 from July 2000 to April 2002 and sales manager of W. Silver, Inc. (recycling) from May 1998 to July 2000. Mr. Sterling was appointed a Director on January 17, 2004. He resigned as Director of the Company on September 10, 2004.

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

                                                 Annual Compensation                     Long Term Compensation Awards
Name & Position                Year     Salary     Bonus        Other Compensation      Restricted       Securities
                                                                                        Stock Awards     Underlying
                                                                                                         Options/SAR
William     L.     Sklar    -  2005     22,000     0            0                       0                0
President/ Director
G.  Paul  Marshall  -  Former  2005     0          0            0                       0                0
Secretary/CFO
Darlene Cox Former Director    2005     0          0            0                       0                0
Brian Knight Former Director   2005     5,000      0            0                       0                0
James     Sterling     Former  2005     0          0            0                       0                0
Director

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


                  Name and Address          Amount and Nature           Percent
Title of Class    of Beneficial Owner     of Beneficial Owner          of Class



Common Stock
                  William Sklar                      1,944,643
                  513 Roselawn Ave.
                  Toronto, Ontario
                  M5N 1K2

                  Crawford Shaw                      500,000






Common Stock      All current executive officers     NIL               0 %

                  And directors as a group

The percent of class is based on 48,792,070 shares of common stock issued and outstanding as of May 23, 2005

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended February 29, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB and review of the quarterly financial statements included in our Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings for engagements for these fiscal periods were approximately, $26,500

 Audit-Related Fees
None.


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



PaperFree Medical Solutions, Inc.

By /s/William L. Sklar
   -----------------------
         William L Sklar
         President, CEO & Director
         Date: June 25, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ William L Sklar
         ----------------------------
         William L Sklar
         President, CEO & Director
         Date: June 15, 2005


By       /s/ David Bailey
         ----------------------------
         David Bailey      Director
         Date: June 15, 2005


By       /s/ Richard Paver
         -----------------------------
         Richard Paver Director
         Date: June 15, 2005

                                  Exhibit 99.1
                                 CERTIFICATION

I, William L Sklar, President and Chief Executive Officer of PaperFree Medical Solutions, Inc. certify that:

1.I have reviewed this annual report on Form 10-KSB of PaperFree Medical Solutions, Inc.. ;

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

Date: June 15, 2005        /s/ William L Sklar
                           ------------------------------