Form 10KSB/A
period 2005-02-28
PaperFree Medical Solutions, Inc.
filed 2005-06-22
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   AMENDMENT
                                       TO
                                  FORM 10-KSB

                  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

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

$39,002,352 as at June 20, 2005 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 50,003,015


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

From the date of its incorporation to February 28th, 2005 the Company has undertaken the following activity:

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

(8 On September 3, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.)

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

(10) For the period ended February 28, 2005, the Company had total assets of $121,837 (February 29, 2004 - $1,501,952), comprised of cash resources of $121,837 (2004 $1,952).. The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at February 28, 2005 totalled $362,954 (2004 $49,172) , consisting of $106,810 (2004 $36,172) in accounts payables and accrued liabilities and $180,544 (2004 $13,000) due to related parties. And mandatorily redeemable preferred stock shown as a current liability item was $75,600 (2004 $nil)

During the year ended Februrary 28, 2005 and 2004 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $57,572,688 (2004 $49,003)

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(11) During the year ended February 28, 2005 we had no revenue

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 28, 2005, we had cash on hand in the amount of $121,837. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

---------------------------------- -------------------------------- -------------------------------- ------------------------------
Period Ended                       High                             Low                              Source
---------------------------------- -------------------------------- -------------------------------- ------------------------------
                                                                                                     Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
June 20, 2005                      0.79                             0.68                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
February 28, 2005                  1.11                             1.08                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
November 30, 2004                  1.05                             0.85                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------
August 31, 2004                    0.16                             0.12                             CNET
---------------------------------- -------------------------------- -------------------------------- ------------------------------
May 31, 2004                       1.85                             0.36                             Yahoo Finance
---------------------------------- -------------------------------- -------------------------------- ------------------------------

We have approximately 357 shareholders of record as at the date of this annual report.

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

For the period ended February 28, 2005, the Company had total assets of $121,837 (February 29, 2004 - $1,501,952), comprised of cash resources. ). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at February 28, 2005 totalled $362,954 (2004 $49,172) , consisting of $106,810 (2004 $36,172) in accounts payables and accrued liabilities and $180,544 (2004 $13,000) due to related parties. And mandatorily redeemable preferred stock shown as a current liability item was $75,600 (2004 $nil)

During the year ended Februrary 28, 2005 and 2004 the Company had no revenues from continuing operations. The Company incurred net losses for the period of $57,572,688 (2004 $49,003)

The Company has not realized any revenues for the current period and is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

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

Results of Operations

For the fiscal year ended February 28, 2005 we earned no revenues, and we incurred Consulting Fees of $30,177,144, General and Administrative Expenses of $27,210,786, and professional fees of $29,991, resulting in a loss from continuing operations of $57,572,688 .

For the fiscal year ended February 29, 2004 we earned no revenues, and we incurred consulting fees of $1,000, office and general costs of $18,697 and professional fees of $29,790, resulting in a loss of $49,003.

ITEM 7: FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PaperFree Medical Solutions, Inc.
(a development stage company)

We have audited the accompanying balance sheet of PaperFree Medical Solutions, Inc. ("PaperFree"), as of February 28, 2005, and the related statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of February 28, 2005, and the results of its operations and cash flows for the year indicated, in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that PaperFree will continue as a going concern. As discussed in Note 2 to the financial statements, PaperFree has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

April 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PaperFree Medical Solutions, Inc.
(a development stage company)

We have audited the accompanying statements of operations, changes in stockholders' deficit, and cash flows of Crown Medical Systems, Inc. (PaperFree Medical Solutions, Inc.) for the year ended February 28, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Dale Matheson Carr-Hilton LaBonte
Vancouver, B.C.
May 31, 2004

                       PAPERFREE MEDICAL SOLUTIONS, INC.

                          (A Development Stage Company)

                                  BALANCE SHEET

                                February 28, 2005



                                     ASSETS

Current Assets

         Cash                                                                            $         121,837
                                                                                         -----------------

Total assets                                                                             $         121,837
                                                                                         =================


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

         Account payable and accrued liabilities                                         $         106,810

         Stock payable                                                                             170,400

         Advances from related parties                                                              10,144

         Mandatorily redeemable Series C Preferred Stock, $0.001 par

              value, 90,000 shares authorized, issued and outstanding                               75,600
                                                                                       -------------------

              Total current liabilities                                                            362,954

Commitment    -

Stockholders' deficit

         Series A Convertible Preferred Stock, $0.001 par value,

              5,000,000 shares authorized, 0 shares issued and outstanding                               -

         Series B Preferred Stock, $0.001 par value, 5,000,000 shares

              authorized, 0 shares issued and outstanding                                                -

         Common stock, $0.001 par value, 70,000,000 shares

              authorized, 47,732,214 shares issued and outstanding                                  47,732

         Additional paid-in-capital                                                             57,283,839

         Accumulated deficit                                                                   (57,572,688)
                                                                                          -----------------

              Total shareholders' deficit                                                         (241,117)
                                                                                        -------------------

              Total liabilities and shareholders' deficit                               $          121,837
                                                                                        ==================


    The accompanying notes are an integral part of these financial statements

                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS

               Year ended February 28, 2005 and February 29, 2004

         and from inception (January 29, 2002) through February 28, 2005


                                                                        Year ended                   From inception
                                                                                                       through
                                                      Feb. 28, 2005       Feb. 29, 2004                 Feb. 28, 2005
                                                      -------------       -------------                 -------------
Operating expenses:

General and administrative                                  $  27,210,786    $         18,697        $  27,233,641

Consulting fees                                                30,177,114               1,000           30,182,164

Professional fees                                                  29,991              29,790               67,196
                                                        -----------------   -----------------    -----------------

Operating losses                                              (57,417,891)            (49,487)         (57,483,001)

   Interest expense                                               (16,967)                     -            (16,967)
                                                        ----------------- -----------------------------------------

Loss from continuing operations                               (57,434,858)            (49,487)         (57,499,968)
                                                           --------------   -----------------       --------------

Discontinued operations:

   Loss from discontinued operations                                    -              (2,011)             (75,215)

   Gain on sale of discontinued operations                              -               2,495                2,495
                                                   ----------------------  ------------------   ------------------

Income / loss from discontinued operations                              -                 484              (72,720)
                                                   ---------------------- -------------------    -----------------

Net loss                                                    $ (57,434,858)   $        (49,003)       $ (57,572,688)
                                                            =============    ================        ==============

Basic and diluted

  loss per share                                       $           (2.56) $           (0.00)

Weighted average

  shares outstanding                                           22,391,892          31,838,447


    The accompanying notes are an integral part of these financial statements

                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT

   For the period from inception (January 29, 2002) through February 28, 2005


                                                                                                      Deficit
                                                                                       Other         Accumulated
                                                                                    Comprehensive      During
                             Preferred         Common                      Stock                        Development
                               Shares          Shares        Amount       Subscriptions      Income         Stage            Total
                               ------          ------        ------       -------------      ------         -----            -----
Shares issued for cash             -         437,500          $3,500                                           $ -          $3,500

Shares issued to acquire

  Business to Business

   Publishing Inc.                -         325,000          2,600                                                            2,600

Shares subscriptions

  received                        -              -               -         71,300            -               -            71,300

Net loss                          -              -               -              -             -           (6,062)           (6,062)
                    ---------------------------------------------------------------------------------------------------------------



Balance, 02/28/02                 -        762,500           6,100         71,300            -          (6,062)          (71,338)

Shares issued for cash            -          36,296         87,110      (71,300)              -                 -           15,810

Other comprehensive

  Income / (loss)                 -              -               -              -       (1,165)              -              (1,165)

Net loss                          -              -               -              -             -         (82,765)           (82,765)
                    ---------------------------------------------------------------------------------------------------------------



Balance, 02/28/03                 -        798,796          93,210              -       (1,165)        (88,827)            3,218

Shares issued to acquire

  MD Paper Free                   -         37,500       1,500,000              -            -               -         1,500,000

Cancellation of shares            -        (325,000)        (2,600)           -               -                 -       (2,600)

Other comprehensive

  Income / (loss)                 -              -               -              -        1,165               -             1,165

Net loss                          -              -               -              -            -         (49,003)          (49,003)
                    ---------------------------------------------------------------------------------------------------------------



Balance, 02/29/04                 -        511,296       1,590,610              -            -        (137,830)        1,452,780

Shares issued for services   600,000         512,500      1,077,750            -               -                 -    1,077,750

Shares issued for Crown

  Delaware                4,396,825              -      24,738,730              -            -               -        24,738,730

Conversion of P/S to C/S (4,396,825)     39,901,178              -            -               -                 -        -

Conversion of P/S to C/S  (600,000)      5,445,000              -            -               -                 -        -

Shares issued for cash            -         362,240        158,722            -               -                 -       158,722

Shares issued for

  Exercise of warrants            -       1,000,000         20,000            -               -                 -       20,000

Offering costs                    -              -         (15,871)             -            -               -           (15,871)

Warrant expenses                  -              -      29,761,630              -            -               -        29,761,630

Net loss                          -              -              -               -            -    (57,434,858)     (57,434,858)
                    ---------------------------------------------------------------------------------------------------------------



Balance, 02/28/05                 -     47,732,214      57,331,571$             -$             -  $(57,572,688)   $     (241,117)
                    ===============================================================================================================

Par Value                                                  (47,732)
                                                  ----------------



Additional Paid In Capital                           $  57,283,839
                                                     =============


    The accompanying notes are an integral part of these financial statements

                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

               Year ended February 28, 2005 and February 29, 2004

         and from inception (January 29, 2002) through February 28, 2005


                                                                              Year ended             From inception
                                                                                                       through
                                                                    Feb. 28, 2005   Feb. 29, 2004             Feb. 28, 2005
                                                                    -------------   -------------             -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss                                                      $(57,434,858) $      (49,003)  $(57,572,688)

       Adjustments to reconcile net loss to cash used in

       operating activities:

       Depreciation                                                             -             695            772

       Impairment                                                       1,500,000               -      1,541,075

       Interest on Preferred C shares discount                             15,600               -         15,600

       Shares issued for services                                      25,816,480               -     25,816,480

       Warrants issued for services                                    29,761,631               -     29,761,631

       Changes in assets and liabilities:

           Accounts payable and accrued liabilities                         66,638          34,577        102,810
                                                                     -------------------------------   ------------



CASH USED IN OPERATING ACTIVITIES                                        (274,509)        (13,731)      (334,320)



CASH USED IN DISCONTINUED OPERATIONS                                            -          (1,854)       (20,997)



CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of equipment                                                    -               -           (772)

       Purchase of business                                                        -                   -  (20,077)
                                                                --------------------------------------------------



CASH USED BY INVESTING ACTIVITIES                                               -               -        (20,849)



CASH FLOWS FROM FINANCING ACTIVITIES:

       Net advances from related party                                      1,144          13,000         14,144

       Shares issued for exercise of warrants                              20,000               -         20,000

       Prepayments for exercise of warrants                               170,400               -        170,400

       Shares issued for cash, net of offering costs                      202,850                   -      293,459
                                                                   -----------------------------------------------



CASH PROVIDED BY FINANCING ACTIVITIES                                     394,394          13,000        498,003



Effect of foreign exchange rate                                                 -             1,165                  -
                                                             ---------------------------------------------------------



NET INCREASE IN (DECREASE) IN CASH                                        119,885          (1,420)       121,837

         Cash, beginning of period                                          1,952           3,372                  -
                                                                 ---------------- ----------------------------------



         Cash, end of period                                        $     121,837  $        1,952   $    121,837
                                                                    =============  ==============   ============


Supplemental cash flow information (Note 14)



    The accompanying notes are an integral part of these financial statements

                        PAPERFREE MEDICAL SOLUTIONS, INC.

                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Crown Medical Systems, Inc. (Nevada) ("Crown") was incorporated on January 29, 2002 in the State of Nevada. On September 2, 2004, Crown changed its name to PaperFree Medical Solutions, Inc. ("PaperFree"). PaperFree is in the business of providing medical practitioners with software and associate hardware solutions. PaperFree's fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002.

Reclassifications. Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 financial statement presentation.

Use of Estimates in Financial Statement Preparation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. Revenues from product sales will be recognized in accordance with SEC Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") when delivery has occurred, persuasive evidence of an arrangement exists, the vendor's fee is fixed or determinable, no further obligation exists, and collectibility is reasonably assured. When a right of return exists, PaperFree defers revenues until the right of return expires. Revenues subject to certain price protection and stock rotation are deferred until products are sold by the distributor, or until the right expires. Revenue from license fees will be recognized in accordance with Statement of Position (SOP 97-2 "Software Revenue Recognition"), when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. Revenues from maintenance and support will be recognized on a pro rata basis over the period of the maintenance contract. Revenues from software licenses that require significant customization, integration and installation will be recognized as they are completed.

Other Comprehensive Income. Other comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are recorded as an element of shareholders' equity but are excluded from net income. To date the Company's other comprehensive income is comprised of foreign currency translation adjustments resulting from translation of the foreign currency financial statements of B2B.

Foreign Currency Translation. The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates, which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Net Loss per Common Share. Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Computer software. In accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Financial Accounting Standards ("SFAS") No. 86, software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until commercial operations have commenced. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Software development costs capitalized include direct labor and purchased software expenses incurred after technological feasibility has been established. Amortization of capitalized software costs begins upon the commencement of commercial operations. Capitalized costs will be amortized over the estimated product life of three to five years, using the greater of the straight-line method or the ratio of current product revenues to total projected future revenues. At the balance sheet date, PaperFree evaluates the net realizable value of the capitalized costs and adjusts the current period amortization for any impairment of the capitalized asset value.

Goodwill. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Intangible Assets", which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis. During fiscal 2003, PaperFree recorded an impairment of goodwill relating to B2B. (See Note 4)

Income Taxes. Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Recently Issued Accounting Pronouncements:

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While PaperFree has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of PaperFree during the fiscal year 2006.

PaperFree does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, PaperFree incurred net losses of $49,003 and $57,434,858 in fiscal 2005 and 2004, respectively, has an accumulated deficit of $57,572,688 and a working capital deficit ofFebruary 28, 2005. Also, the continued operations of PaperFree and the recoverability of the carrying value of assets is dependent upon the ability of PaperFree to obtain necessary financing to fund future operations and ultimately to attain profitable operations.

These conditions raise substantial doubt as to PaperFree's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

NOTE 3 - SPLIT AND REVERSE SPLIT

On July 14, 2003, PaperFree effected a 1-for-5 split and on September 2, 2004, PaperFree effected a 40-for-1 reverse split. All share and per share amounts shown in this financial statement have been adjusted. Unless otherwise noted, all references to common stock, common shares outstanding, average numbers of common shares outstanding and per share amounts in these Financial Statements and Notes to Financial Statements prior to the effective date of the reverse stock split have been restated to reflect the splits on a retroactive basis.

NOTE 4 - PURCHASE OF BUSINESS TO BUSINESS PUBLISHING, INC

PaperFree, through an agreement dated February 15, 2002 and completed on February 22, 2002, acquired 100% of the issued and outstanding shares of Business to Business Publishing, Inc. ("B2B"), a private British Columbia, Canada company involved in the business of publishing specialized interest publications targeting particular readership in exchange for 2,600,000 shares (325,000 post split shares) of PaperFree. On February 23, 2004, PaperFree disposed of its entire interest in the shares of B2B in return for the surrender for cancellation of 325,000 shares of restricted stock issued in connection with the acquisition of B2B.

NOTE 5 - PURCHASE OF MD PAPERFREE SOFTWARE PROGRAM

PaperFree, through an agreement dated January 12, 2004 and amended January 27, 2004, acquired a proprietary EMR (Electronic Medical Record) software program ("MD PaperFree") to be marketed to medical practitioners for their use in documenting patient encounters.marketed to medical practitioners for their use in documenting patients' encounters and replacing existing paper-based patient charts. The consideration paid was 1,500,000 shares of the PaperFree's common stock with a fair value of $1.00 per share. PaperFree capitalized software acquisition costs totaling $1,500,000.

During the year ended February 28, 2005 the management determined that the carrying value of the software capitalized is not recoverable and therefore an impairment of $1,500,000 on the computer application software was recorded.

NOTE 6 - ACQUISITION AND ABANDONMENT OF CROWN MEDICAL SYSTEMS, INC. (Delaware)

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

The 39,901,187 shares of common stock were valued at their then-current trading price of $0.62 per share, or $24,738,730 and they remain outstanding.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Accounts receivable from related party of $133,984 at February 28, 2005, represent funds advanced to KMS Computer Services, Inc.
("KMS") by PaperFree. The advances are due on demand, bear no interest. PaperFree intended to purchase KMS through an acquisition and the acquisition was completed subsequent to the year end. (See Note 15)

Advance from related parties of $10,144 at February 28, 2005, represent funds advanced to PaperFree by company's minority shareholders. The advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the period.

NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK

On September 16, 2004 PaperFree issued 90,000 shares of Series C preferred stock for cash consideration of $60,000. These shares, as a class, carry the number of votes equal to the number of votes of all outstanding Common Stock plus one additional vote such that the holders of shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. All of the Preferred Stock outstanding on the ninetieth day after the issuance will be redeemed on such date for the cash redemption price of $0.84 per share or a total of $75,600 for all such shares. During the year ended February 28, 2005, PaperFree recorded interest expenses aggregating $15,600 resulted from the discounts of the initial issuance of Series C preferred stock.

NOTE 10 - INCOME TAXES

PaperFree uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2005 and 2004, PaperFree incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $57,573,000 at February 29, 2005, and will expire in the years 2022 through 2024.

At February 28, 2005, deferred tax assets consisted of the following:

                  Deferred tax assets

                    Net operating losses                           $ 19,575,000

                    Less: valuation allowance                      (19,575,000)

                                                                   ------------

                  Net deferred tax asset                          $          -

                                                                   ============

NOTE 11 - CAPITAL STOCK

During the year ended February 28, 2002:

- PaperFree issued 437,500 of its common stock for $3,500. - PaperFree issued 325,000 shares, recorded at $2,600 to purchase B2B.


During the year ended February 28, 2003:

- PaperFree completed a private placement of 36,296 shares of common stock for total proceeds of $87,110.


During the year ended February 29, 2004:

- PaperFree issued 37,500 common stock valued at $1.00 per share in exchange for the acquisition of the rights to MD PaperFree software.
- PaperFree cancelled 325,000 shares in connection with the disposal of B2B.

During the year ended February 28, 2005:

- PaperFree issued 4,396,825 shares of Series B convertible preferred stock to purchase Crown Medical Systems, Inc. (Delaware). These shares are valued at their fair value of $24,738,730. In September 2004, these shares were converted to 39,901,178 common shares.
- PaperFree issued 600,000 shares of preferred shares and 512,500 shares of common stock to consultants for their services. There shares are valued at their fair value of $1,077,750.
- PaperFree declared that its current 5,000,000 shares of convertible preferred stock be re-designated as Series B preferred stock. A new Series A preferred stock was designated.
- PaperFree's stock shareholders elected to convert their 600,000 shares of preferred stock to 5,445,000 shares of common stock.
- PaperFree issued 362,240 shares for cash consideration of $158,722 through a Reg S stock sale and incurred an offering cost of $15,871 to its broker.
- PaperFree issued 1,000,000 shares, for exercise of 1,000,000 warrants for $20,000.

NOTE 12 - WARRANTS

                                                                               Years Ended
                                                   ---------------------------------------------------------------------
                                                           February 28, 2005                  February 29, 2004
                                                   ----------------------------------- ---------------------------------
                                                         Number           Wtd. Ave          Number          Wtd. Ave
                                                                                                            xercise
                                                           of             Exercise            of
                                                                                                             Price
                                                        Warrants           Price           Warrants
                                                   ------------------- --------------- ----------------- ---------------
Outstanding, beginning of year                                      -            $  -  -                           $  -
Granted
                                                            2,620,000            0.27                 -               -
Exercised                                                 (1,000,000)            0.02  -                              -
Forfeited                                                           -               -           -                     -
                                                    -------------------------------------------------------------------
Outstanding, end of year                                    1,620,000          $ 0.42           -                  $  -
                                                    ===================================================================
Warrants exercisable at end of year                         1,620,000          $ 0.42            -                 $  -
                                                    ===================================================================

On July 15, 2004, PaperFree granted two consultants 2,620,000 warrants to purchase PaperFree common stock at exercise prices ranging from $.02 to $.75. The fair value of these warrants was $606,634 which has been expensed.

On September 2, 2004 PaperFree effected a 1 for 40 reverse split. The number of warrants and their exercise prices of the 2,620,000 warrants were not adjusted for the split. This triggered a modification. The fair value of the modified awards on the date of modification totaled $29,745,160. The difference between the fair value of the modified award on September 2, 2004 of $29,745,160 and the fair value of the original award on September 2, 2004 of $590,164, totaled $29,154,996 which was expensed as additional compensation.

NOTE 13 - COMMITMENT

By agreement dated January 12, 2004, PaperFree entered into a one year investor relations contract with a consultant at $5,000 per month. This contract was terminated on June 30, 2004.

NOTE 14 - SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

                                                      Year ended
                                        Feb. 28, 2005             Feb. 29, 2004
                                        -------------             -------------

Cash paid for:

      Interest                            $        -              $           -

      Income taxes                        $        -              $           -

NOTE 15 - SUBSEQUENT EVENT

On March 1, 2005, PaperFree acquired all of the shares issued and outstanding of KMS Computer Services, Inc., in exchange for the issuance of 1,500,000 shares. KMS is a provider of billing and practice management software. The acquisition is accounted for as a purchase.

During first quarter of fiscal 2006, PaperFree issued 249,258 shares for cash consideration of $103,390 through a Reg S stock sale and incurred an offering cost of $10,339 to its broker

During the first quarter of fiscal 2006, PaperFree received a final payment $32,625 subscription for the Class B warrants. PaperFree then issued 203,000 common shares upon the exercise of the Class B Warrants.

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

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of 28 February 2005, the following are the directors and executive officers of the Company.

Directors:

Name of Director                    Age
-----------------                   ---

David L. Bailey                     64
Richard J. Paver                    44
Crawford Shaw                       69
William L. Sklar                    57

Executive Officers:

Name of Officer            Age      Office
-----------------          ---     --------
William L Sklar            57       President, Chief Executive Officer, Chief
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

ITEM 13: EXHIBITS AND REPORTS

(b) Two reports on Form 8-K were filed during the last quarter of 2005. In the first report filed December 9, 2004, the change in Auditors was announced was reported.. In the second report, filed February 14, 2005, the resignation of Crawford Shaw as a director was reported.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed for the fiscal year ended February 29, 2005 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB and review of the quarterly financial statements included in our Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings for engagements for these fiscal periods were approximately, $30,000

 Audit-Related Fees
None.

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



PaperFree Medical Solutions, Inc.

By /s/William L. Sklar
   -----------------------
         William L Sklar
         President, CEO & Director
         Date: June 22, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ William L Sklar
         ----------------------------
         William L Sklar
         President, CEO & Director
         Date: June 22, 2005


By       /s/ David Bailey
         ----------------------------
         David Bailey      Director
         Date: June 22, 2005


By       /s/ Richard Paver
         -----------------------------
         Richard Paver Director
         Date: June 22, 2005


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

Date: June 22, 2005        /s/ William L Sklar

------------------------------------------------------------------------


                           Exhibit 99.2 CERTIFICATION

I, William L. Sklar, Chief Financial Officer of PaperFree Medical Solutions, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of PaperFree Medical Solutions, Inc.

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

b) evaluated the effectiveness of
the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: June 22, 2005        /s/ William L Sklar

------------------------------------------------------------------------