Form 10KSB/A
period 2005-02-28
PaperFree Medical Solutions, Inc.
filed 2005-06-24
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   AMENDMENT
                                       TO
                                  FORM 10-KSB

                  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: February 28, 2005

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

Tax Fees

None.

All Other Fees

None.

Exhibits

99.1 Chief Executive Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer's certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.3 Chief Executive Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4 Chief Financial Officer's certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                   SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



PaperFree Medical Solutions, Inc.

By /s/William L. Sklar
   -----------------------
         William L Sklar
         President, CEO & Director
         Date: June 24, 2005

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ William L Sklar
         ----------------------------
         William L Sklar
         President, CEO & Director
         Date: June 22, 2005


By       /s/ David Bailey
         ----------------------------
         David Bailey      Director
         Date: June 24, 2005


By       /s/ Richard Paver
         -----------------------------
         Richard Paver Director
         Date: June 24, 2005




                           Exhibit 99.1 CERTIFICATION

I, William L Sklar, President and Chief Executive Officer of PaperFree Medical Solutions, Inc. certify that:

1.I have reviewed this annual report on Form 10-KSB of PaperFree Medical Solutions, Inc.;

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

Date: June 24, 2005        /s/ William L Sklar
                           ---------------------------
                           William L. Sklar, President & CEO

                           Exhibit 99.2 CERTIFICATION


I, William L Sklar, Chief Financial Officer of PaperFree Medical Solutions, Inc. certify that:

1.I have reviewed this annual report on Form 10-KSB of PaperFree Medical Solutions, Inc.;

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


Date: June 24, 2005        /s/ William L Sklar
                           ----------------------------
                           William L. Sklar, Chief Financial Officer


                                  Exhibit 99.3

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-KSB for the period ended February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William L. Sklar, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ William L. Sklar
--------------------------
 William L. Sklar
 President and Chief Executive Officer

 June 24, 2005



                                  EXHIBIT 99.4
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-KSB for the period ended February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William L. Sklar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

 /s/ William L. Sklar
--------------------------------
 William L. Sklar
 Chief Financial Officer

 June 24, 2005