Form 10QSB
period 2005-05-31
PaperFree Medical Solutions, Inc.
filed 2005-07-15
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended May 31, 2005

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                 ------  --------

                          COMMISSION FILE NO. 333-86706

                        PAPERFREE MEDICAL SOLUTIONS, INC.
              Exact Name of Registrant as Specified in its Charter)


            NEVADA                       7374                   98-0375957
            ------                       -----                  ----------
(State or Other Jurisdiction  (Primary Standard Industrial     (IRS Employer
     of Incorporation)         Classification Code Number)  Identification. No.)


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


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been  subject  to  such  filing  requirements  for  the  past 90 days.
     Yes    X                                 No
                                                 -------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
     Yes    X                                 No
                                                 -------

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

$  14,993,427

as  at  July  14,  2005  based  on  the  last  sale  price  of  our  shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

51,701,474



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

PART  I  -  FINANCIAL  INFORMATION


Item  1.  Financial  Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.


                        PAPERFREE MEDICAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  MAY 31, 2005
                                  (UNAUDITED)


                                     ASSETS
Current Assets
  Cash                                                            $     88,351
  Accounts receivable, net of the allowance of $109,362                 48,600
                                                                  -------------
    Total current assets                                               136,951

Fixed assets, net of accumulated depreciation of $98,941                65,536
Goodwill                                                             3,341,944
                                                                  -------------

Total assets                                                      $  3,544,431
                                                                  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Account payable and accrued liabilities                         $    511,869
  Stock payable                                                        156,125
  Notes payable - related parties                                       87,155
  Mandatorily redeemable Series C Preferred Stock, $0.001 par
    value, 90,000 shares authorized, issued and outstanding             75,600
                                                                  -------------

    Total current liabilities                                          830,749

Commitment                                                                   -

Stockholders' equity
  Series A Convertible Preferred Stock, $0.001 par value,
    5,000,000 shares authorized, 0 shares issued and outstanding             -
  Series B Preferred Stock, $0.001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                              -
  Common stock, $0.001 par value, 70,000,000 shares
    authorized, 51,201,474 shares issued and outstanding                51,201
  Additional paid-in-capital                                        60,744,421
  Accumulated deficit                                              (58,081,940)
                                                                  -------------

    Total stockholders' equity                                       2,713,682
                                                                  -------------

Total liabilities and stockholders' equity                        $   3,544,431
                                                                  =============


          PAPERFREE MEDICAL SOLUTIONS, INC.
       CONSOLIDATED STATEMENTS OF OPERATIONS
      THREE MONTHS ENDED MAY 31, 2005 AND 2004
                      (UNAUDITED)




                               2005               2004
                            ----------          ---------
Sales                       $ 205,283           $      -
Cost of sales                 (26,447)                 -
                            ----------          ---------

Gross profit                  178,836                  -

Operating expenses:
General and administrative    359,994             17,467
Bad debt expense               73,000                  -
Consulting fees                15,000                  -
Professional fees             215,166              2,000
                            ----------          ---------

Loss from operations         (484,324)           (19,467)

Interest expense              (24,928)                 -
                            ----------          ---------

Net loss                    $(509,252)          $(19,467)
                            ==========          =========


Basic and diluted
  loss per share            $   (0.01)          $  (0.00)

Weighted average
  shares outstanding       49,850,066         20,451,835


                        PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MAY 31, 2005 AND 2004
                                   (UNAUDITED)




                                                         2005       2004
                                                      ----------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (509,252)  $(19,467)
  Adjustments to reconcile net loss to cash used in
  operating activities:
  Depreciation                                            6,878          -
  Bad debt expense                                       73,000          -
  Shares issued for services                            168,000          -
  Changes in assets and liabilities:
    Accounts receivable                                   5,430          -
    Accounts payable and accrued liabilities            (79,289)    19,440
                                                      ----------  ---------

CASH USED IN OPERATING ACTIVITIES                      (335,233)       (27)
                                                      ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in line of credit                           (5,237)         -
  Net advances from related party                        25,208          -
  Proceeds from exercise of warrants                     33,000          -
  Net change in prepayments for exercise of warrants    155,725          -
  Shares issued for cash, net of offering costs          93,051          -
                                                      ----------  ---------

CASH PROVIDED BY FINANCING ACTIVITIES                   301,747          -
                                                      ----------  ---------

NET CHANGE IN CASH                                      (33,486)       (27)
  Cash, beginning of period                             121,837      1,952
                                                      ----------  ---------

  Cash, end of period                                $   88,351   $  1,925
                                                      ==========  =========

Cash paid for:
  Interest                                           $   24,928   $      -
  Income tax                                                  -          -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Shares issued for acquisition of KMS               $3,000,000   $      -

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




NOTE  1  -  BASIS  OF  PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc. ("PaperFree"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in form 10-KSB have been omitted.

In the prior year, PaperFree was presented as a development stage enterprise. In the quarter ended May 31, 2005, PaperFree is no longer considered development stage and the additional disclosures have been removed.


NOTE  2  -  PURCHASE  OF  KMS  COMPUTER  SERVICES

On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS Computer Services, Inc. ('KMS"), in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS's operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PapeFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

The aggregate purchase price was 2,400,000 shares of Paperfree's common stock valued at $3,000,000. The value of the 2,400,000 common shares issued was determined based on the market price of PaperFree's common shares on the date of the initial agreement.

The acquisition is accounted for as a purchase. Goodwill in the amount of $3,341,944 is recorded at the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current  assets                        $    141,888
Property,  plant  and  equipment             72,414
                                     --------------
Total  assets  acquired                     214,302
                                      -------------

Current  liabilities                      (426,269)
Long-term  liabilities                    (129,977)
                                       ------------
Total  liabilities  assumed               (556,246)
                                       ------------

Net  liabilities  assumed              $  (341,944)
                                       ============


The following are pro forma condensed statements of operations for the three month period ended May 31, 2005 and 2004, as though the acquisition had occurred on March 1, 2004.

                                     Three  Months  Ended
                                           May  31,
                                       2005        2004
                                    ----------  ----------
Revenue                             $ 205,283   $ 242,145
Net loss                             (509,252)   (180,075)

Loss per share - basic and diluted  $   (0.01)  $   (0.01)

NOTE  3  -  COMMON  STOCK

During  the  quarter  ended  May  31,  2005:

     - PaperFree issued the shareholders of KMS 2,400,000 shares of its common stock valued at $3,000,000.
     - PaperFree issued 120,000 shares of common stock to a consulting company for services valued at $168,000.
     - PaperFree issued 249,258 shares of common stock for cash consideration of $103,390 through a Reg S stock sale and incurred an offering cost of $10,339 to its broker.
     - PaperFree received a final payment of $33,000 and issued 700,000 shares of common stock, for the exercise of 203,000 warrants.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL
-------
The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.


OVERVIEW  AND  PLAN  OF  OPERATION
----------------------------------
PaperFree Medical Solutions, Inc. ("the Company") was incorporated as Link Media Publishing Ltd. in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing
B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

For the period ended May 31, 2005, the Company had total assets of $3,544,431 (February 28, 2005 - $121,837), including cash resources of $88,351 (2005 $121,837), accounts receivable of $ 48,600 (2005 $ Nil). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at May 31, 2005 totalled $830,749 (2005 $362,954), consisting of $511,869 (2005 $106,810) in accounts payables and accrued liabilities; $156,125 (2005 $ Nil) in Stock Payable and $87,155 (2005 $10,144)
due to related partiesMandatorily redeemable preferred stock shown as a current liability item was $75,600 (2004 $75,600).

During the three-month period ended May 31, 2005, the Company had Revenues of $205,283 and gross margin of $ 178,836. The Company had no revenues from continuing operations during the three months ended May 31, 2004. The Company incurred net losses for the period of $509,252 ($2004 $19,467).

The Company is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

During  the  three-month  period  ended  May  31,  2005  we incurred losses of $
509,252.

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

RISK  FACTORS
-------------
In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

Unsuccessful  Operating  History
--------------------------------
We have a limited operating history upon which an evaluation of our future prospects can be made. Our prior business history has been limited to the publication and distribution of industry and profession specific wall planners Currently we are engaged in the provision of Billing Services as well as the sale of computerized Practice Management and Electronic Medical Record solutions to medical practioners. We are not yet profitable. There is no guarantee that we will be able to raise the financing necessary to develop any future business plan we may adopt.

If  We  Do  Not  Obtain Additional Financing, We Will Not Be Able to Acquire Any
--------------------------------------------------------------------------------
Assets
------
As of May 31, 2005, we had cash on hand in the amount of $ 88,351. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

If  We  Are  Unable  To  Generate  Significant Revenues From Our Operations, Our
--------------------------------------------------------------------------------
Business  Will  Fail.
---------------------
If we are unable to generate significant revenues from resumption of operations or any business interest we acquire, we will not be able to achieve profitability or continue operations.

Our  Securities  May  Be  Subject  to  Penny  Stock  Regulation.
---------------------------------------------------------------
If an active trading market for our securities develops and the price of our common stock falls below $5.00 per share, then we will be subject to "penny stock" regulation. "Penny stock" rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

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


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company leases office premises from the former owner of KMS Medical Solutions, Inc.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Not  applicable.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

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

Changes in internal controls:

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls. .

PART  II

ITEM  1.

LEGAL  PROCEEDINGS

NONE

ITEM  2.

CHANGES  IN  SECURITIES

NONE

ITEM  3.

DEFAULTS  UPON  SENIOR  SECURITIES

NONE

ITEM  4.

SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

NONE

ITEM  5.

OTHER  INFORMATION

NONE

ITEM  6.

EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit  99.1  -  Certification  required  by  Rule 13a-14(a) or Rule 15d-14(a).

Exhibit  99.2  -  Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section  906  of  the  Sarbanes-Oxley  Act  of  2002,  18  U.S.C.  Section 1350.

(b)  Reports  on  Form  8K.

     1) A Form 8-K was filed on March 9, 2004 disclosing

Effective March 1, 2005, PaperFree Medical Solutions, Inc., a Nevada corporation (the "Company") entered into an Agreement and Plan of Reorganization (the "Agreement") among KMS Computer Services, Inc., an Indiana corporation ( "KMS") and Kim Allbaugh, the majority security holder of KMS ("Shareholder").

         Upon the terms and subject to the conditions of the Agreement, all security holders of KMS will exchange all of the shares of KMS's common stock ("Certificates") for a specified number of shares of PaperFree's common stock ("PaperFree Securities"), to be issued, making KMS a wholly-owned subsidiary of PaperFree.


     2) A Form 8-K was filed on June 8, 2005 disclosing


Effective June 2, 2005, PaperFree Medical Solutions, Inc., a Nevada corporation (the "Corporation"), by resolutions adopted by shareholders holding a majority of the voting shares, removed Crawford Shaw as a director of the Corporation.

     3) A Form 8-K was filed on June 28, 2005 disclosing


On June 24, 2005, William L. Sklar tendered his resignation as Chief
Executive Officer and President of PaperFree Medical Solutions, Inc. (the "Corporation") and Ronald Cole, Jr. was elected Chief Executive Officer, President and Chief Operating Officer of the Corporation. Mr. Sklar will remain serving as Chief Financial Officer and Chief Accounting Officer for the Corporation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE  MEDICAL  SOLUTIONS,  INC.
(Registrant)

By:   /s/  William  L.  Sklar
      ----------------------------------
      William  L  Sklar,  Chief  Financial  Officer,,  Treasurer  and Director
Date:  July  15,  2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/  Ronald  Cole,  Jr.
      ----------------------------------
      Ronald  Cole,  Jr.,  President,  CEO,  COO
Date:  July  15,  2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.