Form 10QSB/A
period 2005-05-31
PaperFree Medical Solutions, Inc.
filed 2005-07-21
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1


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

EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

Exhibit  99.1  -  Certification  required  by  Rule 13a-14(a) or Rule 15d-14(a).

Exhibit  99.2  -  Certification required by Rule 13a-14(b) or Rule 15d-14(b) and section  906  of  the  Sarbanes-Oxley  Act  of  2002,  18  U.S.C.  Section 1350.

Exhibit 99.3   -  Chief Executive Officer Certification (Section 906)

Exhibit 99.4   -  Chief Financial Officer Certification (Section 906)

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