Form 10QSB
period 2005-08-31
PaperFree Medical Solutions, Inc.
filed 2005-10-25
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the quarterly period ended August 31, 2005

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

                           Yes    X                               No _____



State issuer's revenues for its most recent fiscal year:     $573,493



State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$ 2,449,763
as at October 24, 2005 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

54,439,181


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

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended August 31, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 August 31, 2005
                                   (Unaudited)

                                     ASSETS



Current Assets
         Cash                                                                           $           36,391
         Accounts receivable, net of the allowance of $109,362                                      73,312
                                                                                       -------------------
              Total current assets                                                                 109,704

Fixed assets, net of accumulated depreciation of $102,107                                           62,721
Goodwill                                                                                         3,341,944

Total assets                                                                              $      3,514,369
                                                                                          ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued liabilities                                        $         463,017
         Stock payable                                                                              89,500
         Notes payable - related parties                                                            86,186
         Lines of credit                                                                           139,355
         Mandatorily redeemable Series C Preferred Stock, $0.001 par
              value, 90,000 shares authorized, issued and outstanding                               75,600
                                                                                       -------------------

              Total current liabilities                                                            853,658
                                                                                        ------------------

Commitment    -

Stockholders' Equity
         Series A Convertible Preferred Stock, $0.001 par value,
              5,000,000 shares authorized, 0 shares issued and outstanding                               -
         Series B Preferred Stock, $0.001 par value, 5,000,000 shares
              authorized, 0 shares issued and outstanding                                                -
         Common stock, $0.001 par value, 70,000,000 shares
              authorized, 52,283,140 shares issued and outstanding                                  52,283
         Additional paid-in-capital                                                              60,972,171
         Accumulated deficit                                                                   (58,363,743)
                                                                                          -----------------


              Total stockholders' quity                                                          2,660,711
                                                                                         -----------------

Total liabilities and stockholders' equity                                                $      3,514,369
                                                                                          ================

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             Three Months ended August 31,                      Six Months Ended August 31,
                                    2005              2004                           2005                2004
                                    ----              ----                           ----                ----
Sales                     $       368,210    $                    -                 $ 573,493       $            -
Cost of sales                     (59,931)                         -                  (86,378)                   -
                        ------------------   -----------------------             -------------    ----------------

Gross profit                      308,279                     -                       487,115                    -

Operating expenses:
General and
   administrative                 521,935             402,424                         948,051              421,891
Depreciation                        6,862                        -                     13,740                    -
Consulting fees                    17,204                       -                      32,204                    -
Professional fees                  30,455                         -                   245,621                    -
                         ----------------    -----------------------             ------------     ----------------

Net income (loss)
  from operations                (268,177)             (402,424)                     (752,501)            (421,891)

Interest expense                  (13,627)                         -                  (38,555)                  -
                         -----------------   -----------------------             -------------   -----------------

Net income (loss)          $     (281,804)   $       (402,424)                     $ (791,056)          $ (421,891)
                           ===============   =================                     ===========          ===========


Basic and diluted
  Net income (loss)
    per share                $       (0.01)  $          (0.02)                    $      (0.02)    $         (0.02)

Weighted average
  shares outstanding           51,756,762         20,451,835                       50,740,283           20,451,835


                       PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended August 31, 2005 and 2004
                                   (Unaudited)


                                                                                    2005                2004
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                $      (791,056)   $     (421,891)
       Adjustments to reconcile net loss to cash used in
       operating activities:
       Depreciation                                                                      9,693                 -
       Bad debt expense                                                                 73,000                 -
       Shares issued for services                                                      180,000           397,750
       Stock payable                                                                    89,500                 -
       Changes in assets and liabilities:
           Accounts receivable                                                         (19,282)                -
           Accounts payable and accrued liabilities                                     (5,386)            20,591
                                                                                     ---------          ---------

CASH USED IN OPERATING ACTIVITIES                                                     (463,531)             (3,550)
                                                                              ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in line of credit                                                     (6,593)                -
       Net advances from related party                                                  26,220             2,249
       Proceeds from exercise of warrants                                              248,573                 -
       Shares issued for cash, net of offering costs                                   109,885                 -
                                                                              ----------------------------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                  378,085             2,249
                                                                              ----------------    --------------

NET CHANGE IN CASH                                                                     (85,446)           (1,301)
         Cash, beginning of period                                                     121,837             1,952
                                                                             -----------------------------------

         Cash, end of period                                                   $        36,391   $           651
                                                                               ===============   ===============

Cash paid for:
         Interest                                                             $         38,556   $             -
         Income tax                                                                          -                 -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Shares issued for acquisition of KMS                                     $    3,000,000   $             -
       Reclassification of short term debt for warrant exercises                       403,000                 -


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


NOTE 2 - PURCHASE OF KMS COMPUTER SERVICES

On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS Computer Services, Inc. (`KMS") in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS's operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PapeFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

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

Current assets                           $    141,888
Goodwill                                    3,341,944
Property, plant and equipment                  72,414
                                       --------------
Total assets acquired                       3,556,246
                                         ------------

Current liabilities                          (426,269)
Long-term liabilities                        (129,977)
                                         ------------
Total liabilities assumed                    (556,246)
                                         ------------

Total purchase price                       $3,000,000
                                           ==========

The following are pro forma condensed statements of operations for the three and six month period ended August 31, 2005 and 2004, as though the acquisition had occurred on March 1, 2004.

                                                       Three Months                        Six Months
                                                     Ended August 31,                   Ended August 31,
                                                   2005               2004              2005            2004
                                             ----------         ----------       -----------     -----------
Revenue                                       $ 368,210         $  280,117         $573,493          $522,262
Net income (loss)                              (281,804)         1,230,400         (791,056)        1,410,475

Income (loss) per share -
  basic and diluted                              $(0.01)        $    (.01)            $(0.02)         $(.02)

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

During the quarter ended August 31, 2005:

- PaperFree issued 150,000 shares of common stock to a consulting company for services valued at $15,000.
- PaperFree issued 431,666 shares of common stock for cash consideration of $18,271 through a Reg S stock sale and incurred an offering cost of $10,339 to its broker.
- PaperFree received a final payment of $43,875 and issued 500,000 shares of common stock, for the exercise of 200,000 warrants.


NOTE 4 - STOCK PAYABLE

During the six months ended August 31, 2005, a former director of Paperfree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to Paperfree. Paperfree has agreed to issue the investors the stock in exchange for indemnification. Paperfree has accrued a stock payable and fraud loss of $89,500 as of August 31, 2005. It is unknown if the 179,000 shares represent all shares sold by the former director without the board's approval. Paperfree may have further liabilities to accrue and stock to issue if future claims are made.



NOTE 5 - SUBSEQUENT EVENTS

During September and October 2005, Paperfree:

-        issued 54,500 shares of common stock for cash under Reg S
- issued 2,100,000 shares of common stock for services provided by two third parties

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





For the period ended August 31, 2005, the Company had total assets of $3,514,369 (February 28, 2005 - $121,837), including cash resources of $36,391 (2005 $121,837), accounts receivable of $ 73,312 (2005 $ Nil). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at August 31, 2005 totalled $853,658 (2005 $362,954), consisting of $463,017 (2005 $106,810) in accounts payables and accrued liabilities; $89,500 (2005 $ Nil) in Stock Payable and $86,186 (2005 $10,144)
due to related parties. .Mandatorily redeemable preferred stock shown as a current liability item was $75,600 (2004 $75,600)

During the three-month period ended August 31, 2005, the Company had Revenues of $368,210 and gross margin of $ 308,279. The Company had no revenues from continuing operations during the three months ended August 31, 2004. The Company incurred net loss for the period of $281,804 ($2004 $402,424)

During the six-month period ended August 31, 2005, the Company had Revenues of $573,493 and gross margin of $ 487,115. The Company had no revenues from continuing operations during the six months ended August 31, 2004. The Company incurred net losses for the period of $791,056 ($2004 $421,891)

The Company is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

During the six months ended August 31, 2005 we incurred a loss of $791,056.

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



If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of August 31, 2005, we had cash on hand in the amount of $ 39,391. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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



Item 4.  Submission of Matters to a Vote of Security Holders



None





ITEM 3.  CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures:

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.



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

4)       A Form 8-K was filed on August 17, 2005 disclosing

Effective August 15, 2005, PaperFree Medical Solutions, Inc., a Nevada corporation (the "Corporation") elected T. Marshall Wilde and Ronald Cole, Jr. as Directors of the Corporation.




------------------------------------------------------------------------

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)


By:   /s/ William L. Sklar



        William L Sklar, Chief Financial Officer,, Treasurer and Director

Date:  October 24, 2005
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By    /s/ Ronald Cole, Jr.



         Ronald Cole, Jr., President, CEO, COO

Date:  October 24, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Exhibit 99.1 CERTIFICATION


I, William L Sklar, Treasurer, Chief Financial Officer of PaperFree Medical Solutions, Inc. certify that:

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





Date: October 24, 2005     /s/ William L Sklar



I, Ronald Cole, Jr., President, CEO and COO of PaperFree Medical Solutions, Inc. certify that:

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





Date: October 24, 2005     /s/ Ronald Cole, Jr.

------------------------------------------------------------------------



     Exhibit 99.2 CERTIFICATION



I, Ronald Cole, Jr. , President, CEO and COO of PaperFree Medical Solutions, Inc. certify that:

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





Date: October 24, 2005     /s/ Ronald Cole, Jr.

------------------------------------------------------------------------



     Exhibit 99.2 CERTIFICATION



I, William L. Sklar , Director of PaperFree Medical Solutions, Inc. certify that:

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





Date: October 24, 2005     /s/ William L. Sklar











Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended May 31, 2005 (the "Report") by PaperFree Medical Solutions, Inc.,, the undersigned hereby certifies that:



1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: October 24, 2005        /s/ William L Sklar

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended May 31, 2005 (the "Report") by PaperFree Medical Solutions, Inc.,, the undersigned hereby certifies that:



1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: October 24, 2005        /s/ Ronald Cole, Jr.





















Exhibit 99.3 - Chief Executive Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Ronald Cole, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Ronald Cole, Jr.
--------------------------
    Ronald Cole, Jr
    Chief Executive Officer
    President


Date  October 24, 2005
      --------------


===============================================================================

Exhibit 99.4 - Chief Financial Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-QSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, William L Sklar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William L Sklar
---------------------------
    William L Sklar
    Chief Financial Officer


Date  October 24, 2005