Form 10QSB
period 2005-11-30
PaperFree Medical Solutions, Inc.
filed 2006-01-23
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            X Quarterly Report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended November 30, 2005

              X TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File No. 333-86706

                        PAPERFREE MEDICAL SOLUTIONS, INC.
              Exact Name of Registrant as Specified in its Charter)


                   Nevada                                7374                               98-0375957
                   ------                               -----                               ---------
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

$ 1,703,900 as at January 16, 2006,  based on the last sale price of our shares



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 65,537,640 as at January 16, 2006


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



PART I - FINANCIAL INFORMATION



Item 1. Financial Statements



The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended November 30, 2005 are not necessarily indicative of the results that can be expected for the year ending February 28, 2006.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                November 30, 2005
                                   (Unaudited)

                                     ASSETS

Current Assets
         Cash                                                                          $           774,091
         Accounts receivable, net of the allowance of $109,362                                      58,949
                                                                                       -------------------
              Total current assets                                                                 833,040

Fixed assets, net of accumulated depreciation of $108,017                                           57,958
Other long term assets                                                                             100,000
Goodwill         3,341,944

Total assets                                                                              $      4,332,942
                                                                                          ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
         Accounts payable and accrued liabilities                                        $         532,192
         Stock payable                                                                             486,774
         Notes payable - related parties                                                           214,075
         Lines of credit                                                                           118,352
         Mandatorily redeemable Series C Preferred Stock, $0.001 par
              value, 90,000 shares authorized, issued and outstanding                               75,600
                                                                                       -------------------

              Total current liabilities                                                          1,426,993

Callable Secured Convertible Notes Payable,                                               138,102
Derivative Liability                                                                               661,898

              Total Liabilities                                                                  2,226,993
                                                                                        ------------------

Stockholders' equity
         Series A Convertible Preferred Stock, $0.001 par value,
              5,000,000 shares authorized, 0 shares issued and outstanding                               -
         Series B Preferred Stock, $0.001 par value, 5,000,000 shares
              authorized, 0 shares issued and outstanding                                                -
         Common stock, $0.001 par value, 70,000,000 shares
              authorized, 54,537,640 shares issued and outstanding                                  54,537         Additional
paid-in-capital                                                                                 61,145,643
         Accumulated deficit                                                                   (59,094,231)
                                                                                          -----------------
              Total stockholders' equity                                                         2,105,949
                                                                                         -----------------

Total liabilities and stockholders' equity                                                $      4,332,942
                                                                                          ================

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                             Three Months ended November 30,           Nine Months Ended November 30,
                                    2005              2004                           2005                2004
                                    ----              ----                           ----                ----
Sales                     $       229,678    $                    -                 $ 803,172       $            -
Cost of sales                     (50,498)                         -                 (136,876)                   -
                        ------------------   -----------------------            --------------    ----------------

Gross profit                      179,181                                             666,296                    -

Operating expenses:
General and
   administrative                 261,087        54,591,041                         1,363,746           55,004,953
Impairment expense                                1,500,000                                              1,500,000
Depreciation                        4,763                        -                     18,503                    -
Consulting fees                    25,264                       -                      57,467                    -
Law suit settlement               568,000                                             568,000
Professional fees                       -                         -                    91,014                    -
                       ------------------    -----------------------              -----------     ----------------

Net loss
  from operations                (679,933)        (56,091,041)                     (1,432,434)         (56,504,953)


Interest expense                  (50,554)                         -                  (89,109)               (7,980)
                         -----------------   -----------------------             ------------------------------------

Net loss                   $     (730,487)   $    (56,091,041)                   $ (1,521,544)       $ (56,512,933)
                           ===============   =================                   =============       ==============


Basic and diluted
  Net loss per share             $  (0.01)         $   (1.31)             $             (0.03)        $    (3.90)

Weighted average
  shares outstanding           54,182,409           42,740,817                     52,219,372           14,486,338


                       PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended November 30, 2005 and 2004
                                   (Unaudited)


                                                                                    2005                2004
                                                                                    ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                              $      (1,521,544)   $  (56,512,933)
       Adjustments to reconcile net loss to cash used in
       operating activities:
       Depreciation                                                                     14,456                 -
       Impairment                                                                                      1,500,000
       Bad debt expense                                                                 73,000                 -
       Shares issued for services                                                      353,000        25,136,480
       Warrant expense                                                                       -        29,761,630
       Stock payable                                                                   486,774                 -
       Changes in assets and liabilities:
           Accounts receivable                                                          (4,919)                -
           Accounts payable and accrued liabilities                                      23,792           24,571
                                                                                      ---------    -------------

CASH USED IN OPERATING ACTIVITIES                                                     (575,441)          (90,252)
                                                                              -----------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net change in line of credit                                                    (11,622)                -
       Net advances from related party                                                 138,136            65,249
       Proceeds from notes payable                                                      15,973                 -
       Proceeds from exercise of warrants                                              232,600                 -
       Proceeds from convertible loans, net of issuance costs                          740,000                 -
       Shares issued for cash, net of offering costs                                   112,608            60,000
                                                                              ----------------    --------------

CASH PROVIDED BY FINANCING ACTIVITIES                                                1,227,695           125,249
                                                                             ------------------    -------------

NET CHANGE IN CASH                                                                     652,254            34,997
         Cash, beginning of period                                                     121,837             1,952
                                                                             -----------------------------------

         Cash, end of period                                                  $        774,091   $        36,949
                                                                              ================   ===============

Cash paid for:
         Interest                                                             $         89,109        $   7,980
         Income tax                                                                          -                 -

NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Shares issued for acquisition of KMS                                     $    3,000,000$                -
       Reclassification of short term debt for warrant exercises403,000                      -


                        PAPERFREE MEDICAL SOLUTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc. ("PaperFree"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in form 10-KSB have been omitted.

In the prior year, PaperFree was presented as a development stage enterprise. In the quarter ended November 30, 2005, PaperFree is no longer considered development stage and the additional disclosures have been removed.


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
                                           ==========

The following are pro forma condensed statements of operations for the three and nine month period ended November 30, 2005 and 2004, as though the acquisition had occurred on March 1, 2004.

                                                       Three Months                        Nine Months
                                                    Ended November 30,                 Ended November 30,
                                                   2005               2004              2005            2004
                                             ----------         ----------       -----------     -----------
Revenue                                        $229,678          $ 108,044         $803,172        $ 760,940
Net income (loss)                              (730,487)         (152,100)        (1,521,544)      (398,574)

Income (loss) per share -
  basic and diluted                              $(0.01)         $  (0.01)            $(0.03)       $ (0.01)

NOTE 3 - COMMON STOCK

During the quarter ended May 31, 2005:

- PaperFree issued the shareholders of KMS 2,400,000 shares of its common stock valued at $3,000,000. - PaperFree issued 120,000 shares of common stock to a consulting company for services valued at $168,000. - PaperFree issued 249,260 shares of common stock for cash consideration of $103,390 through a Reg S stock sale and incurred offering costs of $10,339 to its broker.
- PaperFree issued 700,000 shares of common stock for the exercise of warrants. Paperfree received $32,600 in cash and reduced a prior year note payable by $170,400 for the exercise.

During the quarter ended August 31, 2005:

- PaperFree issued 150,000 shares of common stock to a consulting company for services valued at $12,000.
- PaperFree issued 431,666 shares of common stock for cash consideration of $18,702 through a Reg S stock sale and incurred offering costs of $1,870 to its broker.
- PaperFree issued 500,000 shares of common stock for the exercise of warrants. Paperfree received $200,000 in cash for the exercise. During the quarter ended November 30, 2005

- PaperFree issued 100,000 shares of common stock valued at $8,000 to a consulting company for services in connection with a lawsuit settlement (see note 6 for details)
- PaperFree issued 2,000,000 shares of common stock valued at $160,000 to legal counsel for services in connection with a lawsuit settlement (see note 6 for details)
- PaperFree issued 54,500 to investors for cash of $2,725 previously advanced to a director to further the company's operations - PaperFree issued 100,000 to two employees for services valued at $5,000.


NOTE 4 - STOCK PAYABLE

During the nine months ended November 30, 2005, a former director of Paperfree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to Paperfree. Paperfree has agreed to issue the investors the stock in exchange for indemnification. Paperfree has accrued a stock payable and fraud loss of $89,500 during the nine months ended November 30, 2005. As at November 30, 2005 claims were received for $2,796 resulting in the issuance of 54,500 shares. It is unknown if the 179,000 shares represent all shares sold by the former director without the board's approval. Paperfree may have further liabilities to accrue and stock to issue if future claims are made.

In September 2005, Paperfree agreed to issue 8,000,000 shares of common stock valued at $400,000 for a lawsuit settlement (see note 6 for details). The shares were not issued as of November 30, 2005 and are reflected in the Stock Payable balance on the balance sheet.


NOTE 5 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

Paperfree entered into a securities purchase agreement with four investors (the "note holders") on November 30, 2005, for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The securities purchase agreement required the purchase of an aggregate of $1,500,000 of the callable secured convertible notes and 3,000,000 warrants occurring in three traunches as follows:

(i) $800,000 on November 30, 2005 and 1,600,000 warrants to purchase common stock;

(ii) $400,000 within two days after filing a registration statement covering the number of shares of common stock underlying the callable secured convertible notes and 800,000 warrants to purchase common stock; and

(iii) $300,000 within two days of the effectiveness of the registration statement and 600,000 warrants to purchase common stock.

The callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. The callable secured convertible notes mature three years from the date of issuance, and are convertible into common stock at the note holders' option, at the lower of (i) $2.00 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit to the number of shares into which the callable secured convertible notes may be converted. The callable secured convertible notes are secured by Paperfree's assets, including inventory, accounts receivable and intellectual property.

The agreement restricts the note holder's ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

Paperfree incurred direct financing costs of $100,000 associated with the issuance of the convertible notes. These costs were recorded as an "other long term asset" to be amortized over the life of the notes using the effective interest method. Costs incurred included:

               Debt arrangement fees                                  $ 35,000
               Broker fees                                              40,000
               Key man life insurance single premium                    20,000
               Legal fees                                                5,000
                                                                      --------
               Total associated fees                                  $100,000
                                                                      ========

Paperfree analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are a hybrid instrument which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within the Convertible Notes". The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. Paperfree valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of $555,809 at inception on November 30, 2005. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

The Stock Purchase Warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative was computed at $106,089 at inception on November 30, 2005 and was recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.


The following summarizes the financial presentation of the Convertible Notes at November 30, 2005:

Face value of Convertible Notes                                       $800,000

Adjustments:
     Discount for derivative liability-Convertible Notes
       with Compound Embedded Derivatives                            (555,809)
     Discount for derivative liability-Investors Warrant             (106,089)
                                                                      --------

Convertible Notes balance, as adjusted                                $138,102
                                                                      ========


As the first tranche was drawn down on November 30, 2005, the last day of the quarter, no amortization has been recorded for the discount or the loan costs as of November 30, 2005.



Note 6 - Lawsuit Settlement



On September 12, 2005 Paperfree approved a settlement of a lawsuit launched by PW Management in connection with the return of funding provided to Crown Medical Systems, Inc [Delaware]. Although Paperfree abandoned its merger with Crown [Delaware], it was deemed expedient to settle the lawsuit. Accordingly, on January 4, 2006 Paperfree issued 2,000,000 shares to each of four entities for a total consideration of 8,000,000 shares. The 8,000,000 shares had a fair value of $400,000 which is included in stock payable as of November 30, 2005(see note 4 for details). Paperfree issued 2,100,000 shares of common stock valued at $168,000 for professional fees incurred due to the settlement resulting in an aggregate settlement expense of $568,000.


NOTE 7 - SUBSEQUENT EVENTS


During December 2005 and January 2006, PaperFree

- issued 8,000,000 shares in connection with the settlement of a lawsuit concerning the former Crown Medical Solutions, Inc.
- issued 3,000,000 shares to consultants for services provided by two third parties





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



For the period ended November 30, 2005, the Company had total assets of $ 4,332,942 (February 28, 2005 - $121,837), including cash resources of $ 774,091
(2005 $121,837), accounts receivable of $ 58,949 (2005 $ Nil). The cash and equivalents represent the Company's present source of liquidity.

The Company's liabilities at November 30, 2005 totalled $2,226,993 (2005 $362,954), consisting of $532,192 (2005 $106,810) in accounts payables and accrued liabilities; $486,774 (2005 $ Nil) in Stock Payable and $214,075 (2005 $10,144) due to related parties. .Mandatorily redeemable preferred stock shown as a current liability item was $75,600 (2004 $75,600). The Company received gross proceeds from the sale of convertible notes of $800,000 during the period which has been shown in these statements as $138,102 of convertible notes payable and $661,898 as the associated derivative liability.

During the three-month period ended November 30, 2005, the Company had Revenues of $ 229,678 and gross margin of $ 179,181. The Company had no revenues from continuing operations during the three months ended November 30, 2004. The Company incurred net loss for the period of $730,487 (2004 $56,091,040)

During the nine-month period ended November 30, 2005, the Company had Revenues of $803,172 and gross margin of $ 666,296. The Company had no revenues from continuing operations during the nine months ended November 30, 2004. The Company incurred net losses for the period of $1,521,544 (2004 $56,512,933)

The Company is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

During the nine months ended November 30, 2005 we incurred losses of $1,521,544.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently we have commitments for $700,000 of additional financing dependent upon the filing of registration statement with the Securities Exchange Commission.





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



If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of November 30, 2005, we had cash on hand in the amount of $ 744,091. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)


By:   /s/ William L. Sklar



   William L Sklar, President, Chief Financial Officer,, Treasurer and Director

Date:  January 19, 2006


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






Exhibit 99.1 CERTIFICATION


I, William L Sklar, President, Treasurer, Chief Financial Officer of PaperFree
 Medical Solutions, Inc.. certify that:

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





Date: January 19, 2006     /s/ William L Sklar





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





Date: January 19, 2006     /s/ William L. Sklar











Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the filing of the Quarterly Report on Form 10QSB for the quarter ended November 30, 2005 (the "Report") by PaperFree Medical Solutions, Inc.,, the undersigned hereby certifies that:



1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.



Date: January 19, 2006        /s/ William L Sklar

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Exhibit 99.3 - Chief Executive Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Ronald Cole, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William L sklar
--------------------------
    William L Sklar
    Chief Executive Officer
    President


Date  January 19, 2006
      --------------


===============================================================================


Exhibit 99.4 - Chief Financial Officer Certification (Section 906)

                        CERTIFICATION PURSUANT TO
                         18 U.S.C. SECTION 1350,
                         AS ADOPTED PURSUANT TO
             SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of PaperFree Medical Solutions, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, William L Sklar, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


Date  January 19, 2006