Form 10KSB
period 2006-02-28
PaperFree Medical Solutions, Inc.
filed 2006-07-18
CIK 1171546

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

                  For the Fiscal Year Ended: 28 February, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                    Yes |X|                              No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                    Yes |X|                              No |_|

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

$891,285 as at July 13, 2006 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

68,561,857

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

From the date of its incorporation to February 28th, 2006 the Company has undertaken the following activity:

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

(9) On September 3, 2004, the Company executed an Agreement and Plan of Merger (the "Merger Agreement") with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry. As the former management of Crown Medical Systems, Inc. (Delaware) were unable to provide financial records in a format that was economically susceptible to audit verification by an independent registered accounting firm, the PaperFree Board of Directors took formal action to abandon the investment in Crown Medical Systems, Inc. (Delaware).

(10) Following the decision to abandon the Crown acquisition, PaperFree Management undertook a search for a replacement operating company. They identified a Company known as KMS Computer Services , Inc., located in Kokomo, Indiana. KMS is a provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

(11) On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS Computer Services, Inc. (`KMS") in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS's operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PapeFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

The aggregate purchase price was 2,400,000 shares of Paperfree's common stock valued at $3,000,000. The value of the 2,400,000 common shares issued was determined based on the market price of PaperFree's common shares on the date of the initial agreement

(12) For the period ended February 28, 2006, the Company had total assets of $2,060,015 (February 28, 2005 - $121,837). Current Assets were comprised of cash resources of $213,368 (2005 - $121,837), and Accounts Receivable of $68,223 after taking into account a bad debt allowance of $75,000. The cash and equivalents and Accounts Receivable represent the Company's present source of liquidity.

Long term assets included Fixed Assets of $54,255 (net of accumulated depreciation of $111,721), goodwill of $1,632,502 and other long term assets of $91,667. Total assets were $2,060,015 (2005 - $121,837)

The Company's liabilities at February 28, 2006 totalled $1,056,325 (2005 - $362,954), consisting of $332,852 (2005 - $106,810) in accounts payables and accrued liabilities and $103,849 (2005 - $170,400) in stock payable and $195,529 (2005 - $10,144) due to related parties, as well as a line of credit of $16,913. And mandatory redeemable preferred stock shown as a current liability item was $75,600 (2005 - $75,600).

During the year the Company entered into a financing arrangement that created long term liabilities of $160,305 in Callable secured convertible notes payable and a derivative liability associated with the long term note of $171,267.

The acquisition of KMS at the beginning of the fiscal year resulted in revenues of $979,381. During the year ended February 28, 2005 the Company had no revenues from continuing operations. The Company incurred net losses for the year from operations of $3,561,441 (2005 - $57,417,891) and after recording non-operational expenses the Company had net losses for the year of $3,242,071 (2005 - $57,434,858)

The Company is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(13) During the year ended February 28, 2006 we incurred losses of $3,242,071

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

(b) Business of Issuer

GENERAL

The Company is in the business of providing Medical Practitioners with billing services and software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

(1)   Distribution Method of Services

With the acquisition of KMS Computer Services, Inc. the at the start of the fiscal year, the Company has been able to use the sales and marketing network provided by KMS to market the MD PaperFree(R) EMR software.

The Company is actively looking to increase its presence in the Medical Billing marketplace.

(2)   Principal Products or Services and Their Markets:

(i)   Principal Products or Services

The Company generates revenue from the provision of billing services to medical practioners and from the sale of its proprietary Electronic Medical Record software, to physician offices, clinics, and hospitals.

(ii)  Markets

Inside the Medical Practitioner marketplace, the Company focus is upon sole practitioners, doctors and other health providers operating in clinics of up to ten practioners, and small hospitals.

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

(3)   Status Of Any Publicly Announced New Product Or Service

The company has an active website at http://www.mdpaperfree.com

Effective May 24, 2006 the Company entered into an Engagement Agreement for Revenue Cycle Management Services with Saint John's Health System in Andersen Indiana, pursuant to which KMS Computer Services, Inc. (a wholly owned subsidiary of PaperFree Medical Solutions, Inc) is to provide outsourced billing and collections services. While the ultimate revenue to the Company is dependent upon billings generated by St. John's, the Company anticipates generating fees of $500,000 from this contract in fiscal 2007.

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

(12)  Number of total employees and number of full time employees:

As of February 28, 2006, PaperFree and had approximately 20 full-time employees, and 3 part-time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.. All of our directors and officers provide their services on an as needed basis.

Risk Factors

In addition to the other information in this current report, the following factors should be carefully considered in evaluating our business and prospects:

RISKS SPECIFIC TO OUR COMPANY

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 28, 2006, we had cash on hand in the amount of $213,368. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

If We Are Unable To Generate Significant Revenues From Our Operations, Our Business Will Fail.

If we are unable to generate significant revenues from operations, we will not be able to achieve profitability or continue operations.

RISKS SPECIFIC TO OUR INDUSTRY

Changes in the health care delivery, financing or reimbursement systems could adversely affect our business.

      The healthcare industry in the United States may be entering a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and relationships with referring physicians. In addition, proposals to reform the health care system have been considered by Congress. In light of the continued increases in the cost of health care and the current economic weakness, there may be new proposals to change the health care system and control costs. These proposals, if enacted, could further increase the government's oversight role and involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

We operate in highly competitive businesses.

      The healthcare industry is characterized by rapidly developing technology and increased competition. In all of our product and service lines, we compete with companies, large and small, located in the United States and abroad. Competition is strong in all of our lines without regard to the number and size of the competing companies involved. Some of our competitors and potential competitors have significantly greater financial, technical and sales resources than we do and may, in some locations, possess licenses or certificates that permit them to provide products and services that we cannot currently provide. We compete on a number of factors, including innovative products and services, customer loyalty and price.

      There can be no assurance that we will not encounter increased or more effective competition in the future which could limit our ability to maintain or increase our business and adversely affect our operating results.

Our Industry Is Competitive and As Such Competitive Pressures Could Prevent Us From Obtaining Profits, Forcing Us to Abandon or Curtail Our Business Plan and Possibly Liquidate Our Assets.

      One of the main factors in determining in whether the Company will be able to realize any profits and/or be able to continue its business plan will be whether or not the Company is able to successfully compete in the medical billing and software services industry. The industry is highly competitive and the Company may be competing against companies with greater resources and more experience in the industry. If the Company is unable to compete in the marketplace and fails to generate any profits, the Company may be forced to liquidate its assets and any investment in our Company could be lost.

Risks Related to Our Securities

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

Our share price may be highly volatile.

      The market prices of equity securities of small companies have experienced extreme price volatility in recent years not necessarily related to the individual performance of specific companies. Factors such as announcements by us, or our competitors concerning products, technology, governmental regulatory actions, other events affecting healthcare companies generally and general market conditions may have a significant impact on the market price of our shares and could cause it to fluctuate substantially.

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder's ability to buy and sell our shares.

      In addition to the "penny stock" rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders' ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

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

Item 2. Description Of Property
The Company leases premises at 121 West Sycamore Street in Kokomo Indiana..

Item 3. Legal Proceedings
From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business.

We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

No directors, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5% of the securities of the Company, or an associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to any litigation.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during fiscal 2006 or
2005

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Crown's common stock is quoted on the NASD OTC Bulletin Board under the symbol "PFMS.OB" (formerly "PFMSE", prior to that "CWMS", and prior to that "LKME"). The table below gives the high and low bid information for each fiscal quarter for the past year. The bid information was obtained from OTC Bulletin Board, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

--------------------------------------------------------------------------------------------------
Period Ended                      High                    Low                 Source
--------------------------------------------------------------------------------------------------
                                                                              Yahoo Finance
--------------------------------------------------------------------------------------------------
June 20, 2005                     0.019                   0.015               Yahoo Finance
--------------------------------------------------------------------------------------------------
February 28, 2006                 0.07                    0.02                Yahoo Finance
--------------------------------------------------------------------------------------------------
November 30, 2005                 0.08                    0.02                Yahoo Finance
--------------------------------------------------------------------------------------------------
August 31, 2005                   0.93                    0.07                Yahoo Finance
--------------------------------------------------------------------------------------------------
May 31, 2005                      1.47                    0.65                Yahoo Finance
--------------------------------------------------------------------------------------------------
February 28, 2005                 1.11                    1.08                Yahoo Finance
--------------------------------------------------------------------------------------------------
November 30, 2004                 1.05                    0.85                Yahoo Finance
--------------------------------------------------------------------------------------------------
August 31, 2004                   0.16                    0.12                CNET
--------------------------------------------------------------------------------------------------
May 31, 2004                      1.85                    0.36                Yahoo Finance
--------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------

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

Equity Compensation Plan Information

      We currently do not have any stock option or equity compensation plans or arrangements.

Recent Sales of Unregistered Securities

      We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended February 28, 2006 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PaperFree Medical Solutions, Inc. ("the Company") was incorporated as Link Media Publishing Ltd in the state of Nevada on January 29, 2002. Pursuant to an Agreement dated February 15, 2002, and completed February 22, 2002, the Company acquired all of the issued and outstanding shares of Business-to-Business Publishing Ltd. ("B2B"), a British Columbia, Canada corporation, in consideration of 2,600,000 (13,000,000 post split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment.

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

For the period ended February 28, 2006, the Company had total assets of $2,060,015. Current Assets were comprised of cash resources of $213,368, and Accounts Receivable of $68,223 after taking into account a bad debt allowance of $75,000. The cash and equivalents and Accounts Receivable represent the Company's present source of liquidity.

Long term assets included Fixed Assets of $54,255 (net of accumulated depreciation of $111,721), goodwill of $1,632,502 and other long term assets of $91,667. Total assets were $2,060,015 as of February 28, 2006.

The Company's liabilities at February 28, 2006 totalled $1,056,325, consisting of $332,852 in accounts payables and accrued liabilities and $103,849 (2005 $170,400) in stock payable and $195,529 due to related parties, as well as a line of credit of $16,913. And mandatorily redeemable preferred stock shown as a current liability item was $75,600.

During the year the Company entered into a financing arrangement that created long term liabilities of $160,305 in Callable secured convertible notes payable and a derivative liability associated with the long term note of $171,267.

The acquisition of KMS at the beginning of the fiscal year resulted in revenues of $979,381. During the year ended February 28, 2005 the Company had no revenues from continuing operations. The Company incurred net losses for the year from operations of $3,561,441 and after recording non-operational expenses the Company had net losses for the year of $3,242,071.

The Company is presently operating at a loss. The Company's ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

Plan of Operation

During the fiscal year ended February 28, 2006 we generated revenue of $979,381 but incurred a net loss from operations of $3,561,441 and a net loss for the year of $3,242,071.

The Company engaged Bristol Alliance, a firm of outside consultants to assist the Company in reducing costs, and improving the Company's marketing efforts. By following the recommendations from the consultants, the Company was able to reduce operating costs and commence marketing activities.

The Company has enhanced its sales activities by allocating staff to these activities. One of the first results was a contract with St. Johns. Effective May 24, 2006 the Company entered into an Engagement Agreement for Revenue Cycle Management Services with Saint John's Health System in Andersen Indiana, pursuant to which KMS Computer Services, Inc. (a wholly owned subsidiary of PaperFree Medical Solutions, Inc) is to provide outsourced billing and collections services. While the ultimate revenue to the Company is dependent upon billings generated by St. John's, the Company anticipates generating fees of $500,000 from this contract in fiscal 2007.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently, we have no anticipated source of financing.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from the sale of additional convertible notes.. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or arrange director loans in order to continue operations.

Results of Operations

For the fiscal year ended February 28, 2006 we generated revenue of $979,381 but incurred a net loss from operations of $3,561,441 (including the impairment of the KMS goodwill of $1,709,442) and after the recording of, a gain on derivatives associated with the convertible notes and interest expense of $182,223 we recorded a net loss for the year of $3,242,071.

For the fiscal year ended February 28, 2005 we earned no revenues, and we incurred Consulting Fees of $30,177,144, General and Administrative Expenses of $27,240,777, resulting in a loss from operations of $57,417,891 and after interest expense of $16,967 we incurred a net loss of $57,434,858.

                          CRITICAL ACCOUNTING POLICIES

      In December 2001, the SEC requested that all registrants discuss their most "critical accounting policies" in management's discussion and analysis of financial condition and results of operations. The SEC indicated that a "critical accounting policy" is one which is both important to the portrayal of the company's financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 1 to our consolidated financial statements included in this annual report, however, we believe that none of them are considered to be critical.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While PaperFree has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of PaperFree during fiscal year 2006.

      PaperFree does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

ITEM 7: FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
   PAPERFREE MEDICAL SOLUTIONS, INC.
   Kokomo, Indiana

We have audited the accompanying consolidated balance sheet of PaperFree Medical Solutions, Inc. ("PaperFree") as of February 28, 2006 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended February 28, 2006 and 2005. These consolidated financial statements are the responsibility of Paperfree's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaperFree as of February 28, 2006 and the consolidated results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that PaperFree will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, PaperFree has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

June 21, 2006

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                  February 28,

                                                                       2006
                                                               ------------
Current assets:
  Cash                                                         $    213,368
  Accounts receivable, net allowance
    for bad debts of $75,000 and $0                                  68,223
                                                               ------------
Total current assets                                                281,591

Fixed assets, net accumulated depreciation
  of $111,721                                                        54,255
Other asset                                                          91,667
Goodwill                                                          1,632,502
                                                               ------------
Total assets                                                   $  2,060,015
                                                               ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Account payable and accrued liabilities                      $    332,862
  Stock payable                                                     103,849
  Notes payable - related parties                                   195,529
  Line of credit                                                     16,913
  Mandatory redeemable Series C Preferred
  Stock, $0.001 par value, 90,000 shares
    authorized, issued and outstanding                               75,600
                                                               ------------
Total current liabilities                                           724,753

Derivative liability                                                160,305
Callable secured convertible notes payable                          171,267
                                                               ------------
Total liabilities                                                 1,056,325

Commitments and contingencies                                            --

Stockholders' equity:
  Series A Convertible Preferred Stock,
    $0.001 par value, 5,000,000 shares
    authorized, 0 shares issued and outstanding                          --
  Series B Preferred Stock, $0.001 par value,
    5,000,000 shares authorized, 0 shares
    issued and outstanding                                               --
  Common stock, $0.001 par value, 70,000,000
    shares authorized, 68,561,857 and 47,732,214
    shares issued and outstanding                                    68,561
  Additional paid-in-capital                                     61,749,888
  Accumulated deficit                                           (60,814,759)
                                                               ------------
Total stockholders' equity (deficit)                              1,003,690
                                                               ------------
Total liabilities and stockholders' equity                     $  2,060,015
                                                               ============

          See accompanying summary of accounting policies and notes to financial statements.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended February 28, 2006 and 2005

                                                     2006           2005
                                                 ------------   ------------

Sales                                            $    979,381   $         --
Cost of sales                                         167,260             --
                                                 ------------   ------------
Gross profit                                          812,121             --

Operating expenses:
  General and administrative                        2,043,769     27,240,777
  Goodwill impairment                               1,709,442              -
  Consulting fees                                     227,276     30,177,114
  Lawsuit settlement                                  393,075              -
                                                 ------------   ------------
Net loss from operations                           (3,561,441)   (57,417,891)

Gain on derivatives                                   501,593             --
Interest expense                                     (182,223)       (16,967)
                                                 ------------   ------------

Net loss                                         $ (3,242,071)  $(57,434,858)
                                                 ============   ============

Basic and diluted loss per share                 $      (0.06)  $      (2.56)

Weighted average shares outstanding                52,872,258     22,391,892

          See accompanying summary of accounting policies and notes to financial statements.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     Years ended February 28, 2006 and 2005

                                                                                        Additional
                                 Preferred                         Common                 Paid in       Retained
                           Shares          Amount          Shares         Amount          Capital        Deficit           Total
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balances, 02/29/04                --    $         --         511,296   $        511    $  1,590,099        (137,830)   $  1,452,780
Shares issued for
 - services                  600,000             600         512,500            513       1,076,637              --       1,077,750
 - Crown Delaware          4,396,825           4,397              --             --      24,734,333              --      24,738,730
 - exercise warrants              --              --       1,000,000          1,000          19,000              --          20,000
 - cash                           --              --         362,240            362         158,360              --         158,722
Offering costs                    --              --              --             --         (15,871)             --         (15,871)
Conversion of P/S
  to C/S                  (4,396,825)     39,901,178          39,901        (35,504)             --              --
Conversion of P/S
  to C/S                    (600,000)           (600)      5,445,000          5,445          (4,845)             --              --
Warrant expenses                  --              --              --             --      29,761,630              --      29,761,630
Net loss                          --              --              --             --              --     (57,434,858)
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balances, 02/28/05                --              --      47,732,214         47,732      57,283,839     (57,572,688)       (241,117)

Shares issued for
  KMS acquisition                 --              --       2,400,000          2,400       2,997,600              --       3,000,000
Shares issued for
  Cash                            --              --         682,416            682         109,201              --         109,883
Shares issued for
  Services                        --              --       8,547,227          8,547         579,777              --         588,324
Shares issued for
  Exercise of warrants            --              --       1,200,000          1,200         401,800              --         403,000
Shares issued for
  Lawsuit settlement              --              --       8,000,000          8,000         368,000              --         376,000
Imputed interest on
  Related party loan              --              --              --             --           9,671              --           9,671

Net Loss                          --              --              --             --              --      (3,242,071)     (3,242,071)
                        ------------    ------------    ------------   ------------    ------------    ------------    ------------
Balances, 02/28/06                --              --      68,561,857   $     68,561    $ 61,749,888    $(60,814,759    $  1,003,690
                        ============    ============    ============   ============    ============    ============    ============

          See accompanying summary of accounting policies and notes to financial statements.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended February 28, 2006 and 2005

                                                       2006            2005
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                         $ (3,242,071)   $(57,434,858)
    Adjustments to reconcile net loss to cash
      used in operating activities:
    Depreciation expense                                 20,106              --
    Amortization expense                                 41,498       1,500,000
    Goodwill impairment                               1,709,442              --
    Interest on Preferred C shares discount                  --          15,600
    Shares issued for services                          588,324      25,816,480
    Shares issued for lawsuit settlement                376,000              --
    Warrant expense                                          --      29,761,631
    Imputed interest                                      9,671              --
    Gain on derivatives                                (501,593)             --
    Changes in assets and liabilities:
      Accounts receivable                                58,807              --
      Other asset                                      (100,000)             --
      Stock payable                                     (66,551)             --
      Accounts payable and accrued liabilities         (135,540)         66,638
                                                   ------------    ------------
CASH USED IN OPERATING ACTIVITIES                    (1,241,907)       (274,509)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                               (1,947)             --
                                                   ------------    ------------
CASH USED BY INVESTING ACTIVITIES                        (1,947)             --
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from related party                           170,612           1,144
  Repayment to related party                            (35,049)             --
  Shares issued for exercise of warrants                403,000          20,000
  Prepayments for exercise of warrants                       --         170,400
  Shares issued for cash                                109,883         202,850
  Repayment on line of credit                          (113,061)             --
  Borrowings on notes payable                           800,000              --
                                                   ------------    ------------
CASH PROVIDED BY FINANCING ACTIVITIES                 1,335,385         394,394
                                                   ------------    ------------

NET INCREASE IN CASH                                     91,531         119,885
  Cash, beginning of period                             121,837           1,952
                                                   ------------    ------------
  Cash, end of period                              $    213,368    $    121,837
                                                   ============    ============

Cash paid for:
  Interest                                         $    107,707    $         --
  Income tax                                                 --              --

Non-cash investing and financing activities:
  Shares issued for purchase of KMS                $  3,000,000    $         --
  Discount on derivatives                               672,860              --

     See accompanying summary of accounting policies and notes to financial statements.

                        PAPERFREE MEDICAL SOLUTIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Crown Medical Systems, Inc. (Nevada) ("Crown") was incorporated on January 29, 2002 in the State of Nevada. On September 2, 2004, Crown changed its name to PaperFree Medical Solutions, Inc. ("PaperFree"). PaperFree's fiscal year end is February 28 with its initial period being from January 29, 2002 (inception) to February 28, 2002. On March 1, 2005, PaperFree acquired KMS Computer Services, Inc. ("KMS") and expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PaperFree, its wholly owned subsidiary, KMS. All significant inter-company accounts and balances have been eliminated in consolidation.

Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 financial statement presentation. In the prior year, PaperFree was presented as a development stage enterprise. At the commencement of the fiscal year ended February 28, 2006, PaperFree is no longer considered development stage and the additional disclosures have been removed.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

PaperFree recognizes revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 "Revenue Recognition in Financial Statements." SOP No 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

PaperFree's contractual arrangements are evaluated on a contract-by-contract basis and often require judgment and estimates that affect the timing of revenue recognized in PaperFree' statements of operations. Specifically, PaperFree may be required to make judgments about:

      o whether the fees associated with PaperFree products and services are fixed or determinable;
      o whether or not collection of PaperFree' fees is reasonably assured;
      o whether professional services are essential to the functionality of the related software product;
      o whether PaperFree has the ability to make reasonably dependable estimates in the application of the percentage-of-completion method; and
      o whether PaperFree have verifiable objective evidence of fair value for PaperFree products and services.

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended February 28, 2006 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Cash and Cash Equivalents

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

Derivative Financial Instruments

PaperFree does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. PaperFree evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, PaperFree uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Income Taxes

Income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for consolidated financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123R, "Accounting for Stock-Based Compensation". SFAS No.123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No.123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to SFAS No.123R, only certain pro forma disclosures of fair value were required. SFAS No.123R shall be effective for small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. While PaperFree has not issued any option to employees recently, the adoption of this new accounting pronouncement is not expected to have a material impact on the financial statements of PaperFree during fiscal year 2007.

PaperFree does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, PaperFree incurred recurring net losses of $3,242,071 and $57,434,858 in fiscal 2006 and 2005, respectively, has an accumulated deficit of $60,814,759 and a working capital deficit of February 28, 2006. Also, the continued operations of PaperFree and the recoverability of the carrying value of assets is dependent upon the ability of PaperFree to obtain necessary financing to fund future operations and ultimately to attain profitable operations.

These conditions raise substantial doubt as to PaperFree's ability to continue as a going concern. Management's plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

NOTE 3 - PURCHASE OF KMS COMPUTER SERVICES

On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS's operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PapeFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

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

   Current assets                  $   141,888
   Goodwill                          3,341,944
   Property, plant and equipment        72,414
                                   -----------
   Total assets acquired             3,556,246

   Current liabilities                (426,269)
   Long-term liabilities              (129,977)
                                   -----------
   Total liabilities assumed          (556,246)
                                   -----------
   Total purchase price            $ 3,000,000
                                   ===========

The following are pro forma condensed statements of operations for the year ended February 28, 2005, as though the acquisition had occurred on March 1, 2004.

                          Year Ended
                         February 28,
                            2005
                         ------------
   Revenue               $    229,678
   Net loss                  (730,487)

   Loss per share -
     basic and diluted   $      (0.01)

On February 28, 2006, PaperFree completed the valuation of the goodwill acquired in the KMS transaction. In management's judgment, the final valuation, the remaining excess purchase price of $1,632,502 was assigned to the goodwill. PaperFree recognized $1,709,442 goodwill impairment loss for the year ended February 28, 2006.

NOTE 4 - PURCHASE OF MD PAPERFREE SOFTWARE PROGRAM

PaperFree, through an agreement dated January 12, 2004 and amended January 27, 2004, acquired a proprietary EMR (Electronic Medical Record) software program ("MD PaperFree") to be marketed to medical practitioners for their use in documenting patient encounters and replacing existing paper-based patient charts. The consideration paid was 1,500,000 shares of the PaperFree's common stock with a fair value of $1.00 per share. PaperFree capitalized software acquisition costs totaling $1,500,000.

During the year ended February 28, 2005 the management determined that the carrying value of the software capitalized is not recoverable and therefore an impairment of $1,500,000 on the computer application software was recorded.

NOTE 5 - ACQUISITION AND ABANDONMENT OF CROWN MEDICAL SYSTEMS, INC. (Delaware)

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

NOTE 6 - STOCK PAYABLE

During the year ended February 28, 2006, a former director of Paperfree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to Paperfree. Paperfree has agreed to issue the investors the stock in exchange for indemnification. Paperfree has accrued a stock payable and fraud loss of $89,500 during the year ended February 28, 2006. As at February 28, 2006, claims were received for $2,796 resulting in the issuance of 54,500 shares. It is unknown if the 179,000 shares represent all shares sold by the former director without the board's approval. PaperFree may have further liabilities to accrue and stock to issue if future claims are made.

In September 2005, Paperfree entered into a lawsuit settlement agreement with PW Management. See Note 15 for details. Pursuant to the agreement, any additional issuances of common stock in excess of the number of shares outstanding as of the settlement date will activate an anti-dilution right for PW Management. This right entitles PW Management to additional shares equal to 14.7% of all additional issuances. Subsequent to the settlement but prior to February 28, 2006, Paperfree had issued 3,024,217 additional common shares to its consultants for their services. These additional issuances created 444,341 anti-diluted shares to PW Management. These shares were valued at $17,015. The anti-dilutive shares had not been issued to PW Management as of February 28, 2006 and a liability of $17,015 has been accrued to stock payable.

NOTE 7 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

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

      (i) $800,000 on November 30, 2005 and 1,599,600 warrants to purchase common stock;

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

Paperfree incurred direct financing costs of $100,000 associated with the issuance of the convertible notes. These costs were recorded as an "other long term asset" to be amortized over the life of the notes using the effective interest method. Costs incurred included:

  Debt arrangement fees                 $ 35,000
  Broker fees                             40,000
  Key man life insurance single premium   20,000
  Legal fees                               5,000
                                        --------
  Total associated fees                  100,000
  Less: amortization                      (8,333)
                                        --------
  Total associated fees - net           $ 91,667
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

Variables used in the Black-Scholes option-pricing model including (1) 4.42% to 4.67% risk-free interest rate, (2) expected warrant lift is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 176% to 200% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through February 28, 2006 was as follows:

                                        Transaction   Liability        Gain
                                           Date         as of         through
                                        (11/30/05)    (02/28/06)    (02/28/06)
                                       ------------  ------------  ------------
Convertible notes                      $    555,809  $    130,115  $    425,694
Warrants                                    106,089        30,190        75,899
                                       ------------  ------------  ------------
Total                                  $    661,898  $    160,305  $    501,593
                                       ============  ============  ============

The following summarizes the financial presentation of the Convertible Notes at February 28, 2006:

Face value of convertible notes                                $ 800,000

Adjustments:
     Discount for derivative liability - convertible notes
       with compound embedded derivatives                       (555,809)
     Discount for derivative liability - investors warrant      (106,089)
     Amortization of debt discount                                33,165
                                                               ---------
Convertible Notes balance, as adjusted                         $ 171,267
                                                               =========

NOTE 8 - RELATED PARTY TRANSACTIONS

Notes payable - related parties of $195,529 at February 28, 2006, represent funds advanced to PaperFree by company's minority shareholders. The advances are due on demand, bear no interest and are unsecured. Imputed interest expense of 8% was recorded during the period.

NOTE 9 - MANDATORILY REDEEMABLE PREFERRED STOCK

On September 16, 2004 PaperFree issued 90,000 shares of Series C preferred stock for cash consideration of $60,000. These shares, as a class, carry the number of votes equal to the number of votes of all outstanding Common Stock plus one additional vote such that the holders of shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. All of the Preferred Stock outstanding on the ninetieth day after the issuance will be redeemed on such date for the cash redemption price of $0.84 per share or a total of $75,600 for all such shares. During the years ended February 28, 2006 and 2005, PaperFree recorded interest expenses aggregating $15,600 resulted from the discounts of the initial issuance of Series C preferred stock.

NOTE 10 - INCOME TAXES

PaperFree uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2006 and 2005, PaperFree incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $57,000,000 at February 28, 2006, and will expire in the years 2022 through 2026.

At February 28, 2006, deferred tax assets consisted of the following:

                  Deferred tax assets
                    Net operating losses        $ 19,380,000
                    Less: valuation allowance    (19,380,000)
                                                ------------
                  Net deferred tax asset        $         --
                                                ============

NOTE 11 - COMMON STOCK

During the year ended February 28, 2006:

- PaperFree issued 2,400,000 shares of its common stock to the stockholders of KMS. These shares were recorded at their fair value of $3,000,000.

- PaperFree issued 682,416 shares for cash consideration of $122,093 through several Reg S stock sales and incurred an offering cost of $12,210 to its broker.

- PaperFree issued 8,547,227 shares of its common stock to several consultants for their services. There shares were recorded at their fair value of $588,324.

- Several investors exercised 1,200,000 warrants to PaperFree's common stock. PaperFree received $403,000 in cash.

- PaperFree issued 8,000,000 shares of its common stock to settle a lawsuit launched by PW Management. See Note 15 for details. There shares were recorded at their fair value of $376,000.

NOTE 13 - WARRANTS

During the year ended February 28, 2006:
- PaperFree granted four investors 1,599,600 warrants associated with the sale of PaperFree's convertible notes. These warrants are exercisable immediately at $0.10 per share and expire in 57 months. See Note 7 for details.

- Several investors elected to exercise their 1,200,000 units of warrants to PaperFree's common stock.

Summary information regarding options and warrants is as follows:

                                                            Weighted
                                                            Average
                                                            Exercise
                                              Warrants       Price
                                             ----------    ----------
          Outstanding at February 28, 2004           --    $       --

          Year ended February 28, 2005:
            Granted                           2,620,000          0.27
            Exercised                        (1,000,000)         0.02
                                             ----------    ----------
          Outstanding at February 28, 2005    1,620,000          0.42

          Year ended February 28, 2006:
            Granted                           1,599,600          0.10
            Exercised                        (1,200,000)         0.34
                                             ----------    ----------
          Outstanding at February 28, 2006    2,019,600    $     0.22
                                             ==========    ==========


Warrants outstanding and exercisable as of February 28, 2006:

Exercise    Remaining      Warrants
Price         Life       Outstanding
--------    ---------    -----------
$0.58       3.5 years        220,000
 0.75       3.5 years        200,000
 0.10       4.75years      1,599,600
                         -----------
                           2,019,600
                         ===========

NOTE 14 - COMMITMENT

By agreement dated January 12, 2004, PaperFree entered into a one year investor relations contract with a consultant at $5,000 per month. This contract was terminated on June 30, 2004

PaperFree leases its premises from a related party, pursuant to an 18 year lease expiring February 28, 2023. The terms of the lease fix the rent at $10,000 per month without escalation over the entire term. The lease is net of utilities, taxes and insurance. Under the terms of the lease the company is committed to annual rent of: Fiscal 2007 to fiscal 2023 at $120,000 per year.

Note 15 - LAWSUIT SETTLEMENT

On September 12, 2005 Paperfree approved a settlement of a lawsuit launched by PW Management in connection with the return of funding provided to Crown Medical Systems, Inc. [Delaware]. Although Paperfree abandoned its merger with Crown [Delaware], it was deemed expedient to settle the lawsuit. Accordingly, on January 4, 2006 Paperfree issued 2,000,000 shares to each of four entities for a total consideration of 8,000,000 shares. Paperfree issued 4,100,000 shares of common stock valued at $127,405 for professional fees incurred due to the settlement resulting in an aggregate settlement expense of $376,000.

NOTE 16 - SUBSEQUENT EVENTS

In May 2006, PaperFree entered into an Engagement Agreement for Revenue Cycle Management Services with Saint John's Health System in Andersen Indiana, pursuant to which KMS is to provide outsourced billing and collections services.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A.   Controls and Procedures

      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended February 28, 2006, Malone & Bailey, PC identified deficiencies that existed in the design or operation of our internal control over financial reporting. The deficiencies in our internal control related to goodwill impairment, valuation of shares issued for services, valuation of derivative liabilities, expense recognition, related party transactions, and disclosure control deficiencies related to transactions involving goodwill and derivatives. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

      Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of 28 February 2006, the following are the directors and executive officers of the Company.

Directors:
Name of Director                    Age
----------------                    ---

David L. Bailey                     65

Richard J. Paver                    45

William L. Sklar                    58

T. Marshall Wilde                   42

Executive Officers:
Name of Officer            Age      Office
-------------------        ---      ------
William L Sklar            58       President, Chief Executive Officer, Chief
                                    Financial Officer, Chief Accounting Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

      William L. Sklar, President, Chief Financial Officer, Chief Accounting Officer, Secretary and Director, Age 58. Mr. Sklar has operated Willmar Management Corp., a consultancy providing business and financial services since 1988. Since 1999, he has acted as a consultant to Secure Electrans Ltd., a UK provider of domestic electric meters. He served as director and Vice Chairman for Metro Toronto Housing Authority a Provincial-Federal board overseeing 32,000 rental units in Toronto from 1983-1989 Mr. Sklar was appointed a Director on January 17, 2004

      David L Bailey, Director, Age 65 - Mr. Bailey served as Chairman of the Board, President and Chief Executive Officer of CeriStar, Inc., a publicly traded company whose principal product is the delivery of voice, video and data services over a fiber network, from December 1999 until October 9, 2003. From May 1997 to December 1999, Mr. Bailey served as Managing Partner of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1993 to 1997, he was Chairman and Chief Executive Officer of VZ Corp., a software development company. Mr. Bailey has also been Chairman and Chief Executive Officer of Clyde Digital Systems and Cericor, and was the lead founder and Chief Executive Officer of Iomega, Inc.

      Dr. Richard J. Paver, Director, Age 45 - Dr. Richard Paver, Director -Dr. Paver is a Family Practice Physician who currently serves with the US Navy. In 1988, Commander Paver was commissioned in the Medical Corps under the HPSP program, graduating from the College of Osteopathic Medicine of the Pacific in 1992. He performed his internship at Naval Hospital Camp Pendleton and completed his Residency in Family Practice in 1995. Immediately thereafter he reported for duty to Branch Medical Clinic, Sasebo, Japan where he served as staff physician. In October 1998, he reported to Naval Hospital, Okinawa, Japan where he served as Department Head of Evans and Bush Branch Medical Clinics. In July 2002, he reported to Naval Hospital, Rota, Spain where he has served in a variety of capacities of steadily increasing responsibility, and in his current role as Director of Medical Services since June 2004. Dr. Paver is an actively practicing physician with both outpatient and in-patient responsibilities, including obstetrics. He brings an interest and experience in performance improvement activities such as: IM/IT utilization in the practice setting; HIPPA implementation; cost, productivity and workload analyses; JCAHO sustainment and coding. Current appointments include the Executive Committee of the Medical Staff and the Executive Steering Committee. He has maintained board certification with the American Academy of Family Practice since 1995 with re-certification in July 2001.

      T. Marshall Wilde Director, age 42 - has been a marketing consultant since February 2006. From June 2005 to January 2006 Marshall was VP Sales for Clarity Systems in Toronto. Marshall was the Managing Director Canada between February 2003 and June 2005, for Sybase Canada a $1 Billion software Industry leader with technology and solutions that integrate platforms, databases and applications. Between February 2000 and September 2002 Marshall was Director, Field Operations for SAP Canada, Inc. SAP is the Global leader in inter-enterprise business application software with over 28,000 employees and revenues of $6 Billion.

TERM OF OFFICE

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SIGNIFICANT EMPLOYEES

As of February 28, 2006, PaperFree and had approximately 20 full-time employees, and 3 part-time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2006 and 2005.

                                                 Annual Compensation                    Long Term Compensation Awards
                                                ---------------------                   -----------------------------
Name & Position                Year     Salary     Bonus        Other Compensation      Restricted       Securities
                                                                                        Stock Awards     Underlying
                                                                                                         Options/SAR

William L. Sklar      -        2006     10,000     0            0                       0                0
President/ Director            2005     22,000

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2006 all uch filing requirements applicable to our officers and directors were complied with.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at July 13, 2006, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

                  Name and Address                   Amount and Nature          Percent
Title of Class    of Beneficial Owner                of Beneficial Owner        of Class

Common Stock      William Sklar                      1,944,643                  2.8%
                  513 Roselawn Ave.
                  Toronto, Ontario
                  M5N 1K2

Common Stock      All current executive officers     1,944,643                  2.8 %
                  And directors as a group

The percent of class is based on 68,561,8757of common stock issued and outstanding as of July 13, 2006

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal year ended February 28, 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB and review of the quarterly financial statements included in our Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings for engagements for these fiscal periods were approximately, $50,800

Audit-Related Fees

None.

Tax Fees

None.

All Other Fees

None.

Exhibits

31.1    Certification required by Rule 13a-14(b) or Rule 15d-14(b)
31.2    Certification required by Rule 13a-14(b) or Rule 15d-14(b)
32.1 Certification required by section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2 Certification required by section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PaperFree Medical Solutions, Inc.

By       /S/William L Sklar
------------------------------------------------------------------------
         William L Sklar
         President & Director
         Date: July 15, 2006

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By       /s/ William L Sklar
------------------------------------------------------------------------
         William L Sklar
         President & Director
         Date: July 15, 2006

By       /s/ David Bailey
------------------------------------------------------------------------
         David Bailey      Director
         Date: July 15, 2006

By       /s/ Richard Paver
------------------------------------------------------------------------
         Richard Paver
         Director
         Date: July 15, 2006

 By       /s/ T. Marshall Wilde
------------------------------------------------------------------------
         T. Marshall Wilde
         Director
         Date: July 15, 2006