Form 10QSB
period 2006-08-23
PaperFree Medical Solutions, Inc.
filed 2006-08-23
CIK 1171546

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File No. 333-86706

PAPERFREE MEDICAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	7374	98-0375957
(State or Other Jurisdiction of Incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification. No.)

121 WEST SYCAMORE ST., KOKOMO, Indiana 46901
(Address of Principal Executive Offices) (Zip Code)

Issuer’s telephone number, including area code: (765) 456-1089

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

Yes	X	No _____

State issuer’s revenues for its most recent fiscal year:	$979,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$ 959,866 as at August 22, 2006 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

68,561,857 as at August 22, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our “Risk Factors” found below.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-QSB, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007

PAPERFREE MEDICAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEET

May 31, 2006

(Unaudited)

ASSETS

Current Assets
Cash	$ 36,657
Accounts receivable, net of the allowance of $75,000	53,182
Total current assets	89,839

Fixed assets, net of accumulated depreciation of $119,207	46,768
Other long term assets	91,667
Goodwill	1,632,502

Total assets	$ 1,860,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$ 435,885
Deferred revenue	25,000
Stock payable	103,849
Notes payable – related parties	212,765
Lines of credit	11,679
Mandatorily redeemable Series C Preferred Stock, $0.001 par
value, 90,000 shares authorized, issued and outstanding	75,600

Total current liabilities	864,778

Callable Secured Convertible Notes Payable,	204,432
Derivative Liability	64,843

Total Liabilities	1,134,053

Stockholders’ equity
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 68,561,857 shares issued and outstanding	68,560
Additional paid-in-capital	61,749,889
Accumulated deficit	(61,091,727)
Total stockholders’ equity	726,722

Total liabilities and stockholders’ equity	$ 1,860,775

PAPERFREE MEDICAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months ended May31,
	2006	2005

Sales	$ 134,063	$ 205,283
Cost of sales	(24,180)	(26,447)

Gross profit	109,884	178,836

Operating expenses:
General and administrative
	311,383	359,994
Bad debt expense		73,000
Depreciation	7,486	-
Consulting fees	66,847	15,000
Professional fees	28,904	215,166

Net loss
from operations	(304,737)	(484,324)

Gain on derivatives	95,462
Interest expense	(67,694)	(24,928)

Net loss	$ (276,968)	$ (509,252)

Basic and diluted
Net loss per share	$ (0.00)	$(0.01)

Weighted average
shares outstanding	68,561,857	49,850,066

                PAPERFREE MEDICAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months ended May 31, 2006 and 2005

(Unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (276,968)	$ (509,252)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	7,486	6,878
Bad debt expense		73,000
Shares issued for service		168,000
Deferred revenue	25,000	-
Changes in assets and liabilities:
Accounts receivable	15,041	5,430
Accounts payable and accrued liabilities	103,025	(79,289)

CASH USED IN OPERATING ACTIVITIES	(126,416)	(335,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(5,234)	(5,237)
Net advances from related party	17,236	25,208
Proceeds from exercise of warrants		33,000
Net change in prepayments for exercise of warrants		155,725
Callable secured loans	44,127
Derivative liability	(106,424)
Shares issued for cash, net of offering costs		93,051

CASH PROVIDED BY FINANCING ACTIVITIES	50,295	301,747

NET CHANGE IN CASH	(176,711)	(33,486)
Cash, beginning of period	213,368	121,837

Cash, end of period	$ 36,657	$ 88,351

Cash paid for:
Interest	$ 67,694	$ 24,928
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued for acquisition of KMS	$ 3,000,000	$ -
	-

PAPERFREE MEDICAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc. (“PaperFree”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in form 10-KSB have been omitted.

NOTE 2 – PURCHASE OF KMS COMPUTER SERVICES

On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS Computer Services, Inc. (‘KMS”) in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS’s operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PapeFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

The aggregate purchase price was 2,400,000 shares of Paperfree’s common stock valued at $3,000,000. The value of the 2,400,000 common shares issued was determined based on the market price of PaperFree’s common shares on the date of the initial agreement.

The acquisition is accounted for as a purchase. Goodwill in the amount of $3,341,944 is recorded at the date of the acquisition. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$ 141,888
Goodwill	3,341,944
Property, plant and equipment	72,414
Total assets acquired	3,556,246

Current liabilities	(426,269)
Long-term liabilities	(129,977)
Total liabilities assumed	(556,246)

Total purchase price	$3,000,000

NOTE 3 – STOCK PAYABLE

During the 2006 fiscal year , a former director of Paperfree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to Paperfree. Paperfree has agreed to issue the investors the stock in exchange for indemnification. Paperfree has accrued a stock payable and fraud loss of $89,500 during fiscal 2006 As at May 31, 2006 claims were received for $2,796 resulting in the issuance of 54,500 shares. It is unknown if the 179,000 shares represent all shares sold by the former director without the board’s approval. Paperfree may have further liabilities to accrue and stock to issue if future claims are made.

In September 2005, Paperfree agreed to issue 8,000,000 shares of common stock valued at $400,000 for a lawsuit settlement (see note 6 for details). The shares were not issued as of May 31, 2006 and are reflected in the Stock Payable balance on the balance sheet.

NOTE 4 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

Paperfree entered into a securities purchase agreement with four investors (the “note holders”) on November 30, 2005, for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The securities purchase agreement required the purchase of an aggregate of $1,500,000 of the callable secured convertible notes and 3,000,000 warrants occurring in three traunches as follows:

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

The callable secured convertible notes bear interest at 8% per annum from the date of issuance. Interest is computed on the basis of a 365-day year and is payable quarterly in cash. The callable secured convertible notes mature three years from the date of issuance, and are convertible into common stock at the note holders’ option, at the lower of (i) $2.00 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit to the number of shares into which the callable secured convertible notes may be converted. The callable secured convertible notes are secured by Paperfree’s assets, including inventory, accounts receivable and intellectual property.

The agreement restricts the note holder’s ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes.

Paperfree incurred direct financing costs of $100,000 associated with the issuance of the convertible notes. These costs were recorded as an “other long term asset” to be amortized over the life of the notes using the effective interest method. Costs incurred included:

Debt arrangement fees	$ 35,000
Broker fees	40,000
Key man life insurance single premium	20,000
Legal fees	5,000
Total associated fees	100,000
Less amortization	(8,333)
$ 91,667

Paperfree analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are a hybrid instrument which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the “Single Compound Embedded Derivatives within the Convertible Notes”. The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. Paperfree valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of $555,809 at inception on November 30, 2005. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The Company is in the business of providing Medical Practitioners with software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

OVERVIEW AND PLAN OF OPERATION

PaperFree Medical Solutions, Inc. (the “Company”) was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its incorporation to May 31, 2006 the Company has undertaken the following activity:

(1) Through an agreement dated February 15, 2002 and completed on February 22, 2002, we acquired a 100% equity interest in Business to Business Publishing Ltd. (“B2B”), a private British Columbia company involved in the publication and distribution of industry and profession specific wall planners. The agreement was in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of the Company and their operations were merged.

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

(4) On September 3, 2003, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) with Crown Medical Systems, Inc. (“Crown Delaware”). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.

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

(9) On September 3, 2004, the Company executed an Agreement and Plan of Merger (the “Merger Agreement”) with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.

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

(11) On March 1, 2005, PaperFree acquired 100 percent of the outstanding common shares of KMS Computer Services, Inc. (‘KMS”) in exchange for the issuance of 2,400,000 shares of PaperFree common stock. The results of KMS’s operations have been included in the consolidated statement of operations since that date. KMS is a provider of billing and practice management software. PaperFree is expected to be the leading provider of paper-free turnkey medical solutions for small to large multi-physician, multi-specialty offices, hospitals and integrated delivery networks.

The aggregate purchase price was 2,400,000 shares of Paperfree’s common stock valued at $3,000,000. The value of the 2,400,000 common shares issued was determined based on the market price of PaperFree’s common shares on the date of the initial agreement

(12) For the period ended May 31, 2006, the Company had total assets of $ 1,860,776 (February 28, 2006 - $2,060,015). Current Assets were comprised of cash resources of $ 36,657 (February 28, 2006 - $213,368), and Accounts Receivable of $53,182 after taking into account a bad debt allowance of $75,000 (February 28, 2006 Accounts Receivable of $68,223 net of bad debt allowance of $75,000). The cash and equivalents and Accounts Receivable represent the Company’s present source of liquidity.

Long term assets included Fixed Assets of $ 46,768 (February 28, 2006 $54,255) (net of accumulated depreciation of $ 119,207 (February 28, 2006 - $111,721)), goodwill of $ 1,632,502 (February 28, 2006 - $1,632,502) and other long term assets of $ 91,667 (February 28, 2006 -$91,667) . Total assets were $ 1,860,776 (February 28, 2006 -$2,060,015)

The Company’s liabilities at May 31, 2006 totalled $ 1,134,053 (February 28, 2006 $1,056,325) , consisting of $ 435,885 (February 28, 2006 - $332,862) in accounts payables and accrued liabilities and $103,849 (February 28, 2006 - $103,849) in stock payable and $212,765 (February 28, 2006 $195,529) due to related parties, as well as a line of credit of $11,679 (February 28, 2006 $16,913). And mandatory redeemable preferred stock shown as a current liability item was $75,600 (February 28, 2006 - $75,600).

The Company is presently operating at a loss. The Company’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, the Company may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(13) During the Three Months ended May 31, 2006 , 2006 we incurred losses of $304,737 from operations and had a net loss of $276,968 after a gain of $95,462 from marking derivatives to market and recording interest expense of $67,694.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently we have commitments for $700,000 of additional financing dependent upon the filing of registration statement with the Securities Exchange Commission.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-KSB for the year ended February 28, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of May 31, 2006, we had cash on hand in the amount of $ 36,657. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

Our Securities May Be Subject to Penny Stock Regulation.

If an active trading market for our securities develops and the price of our common stock falls below $5.00 per share, then we will be subject to “penny stock” regulation. “Penny stock” rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with a spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our shares of common stock. The market price of our shares would likely suffer as a result.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

Changes in internal controls:

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1.LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.OTHER INFORMATION

NONE.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)

By: /s/ William L Sklar

William L Sklar, CEO

Date:  August 22, 2006

By: /s/ William L. Sklar

William L Sklar, Chief Financial Officer, Treasurer and Director

Date:  August 22, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXHIBIT 31.1

CERTIFICATION

I, William L Sklar, Treasurer, Chief Financial Officer of PaperFree Medical Solutions, Inc.. certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)           presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/ William L Sklar

Date: August 22, 2006

EXHIBIT 31.2

CERTIFICATION

I, William L Sklar., Chief Executive Officer of PaperFree Medical Solutions, Inc.. certify that:

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By: /s/William L Sklar

Date: August 22, 2006

EXHIBIT 32.1

CERTIFICATION

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Annual Report on Form 10QSB for the quarter ended May 31,, 2006 (the “Report”) by PaperFree Medical Solutions, Inc.,, the undersigned hereby certifies that:

1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.

By: /s/ William L Sklar

Date: August 22, 2006

Chief Executive Officer

EXHIBIT 32.2

CERTIFICATION

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing of the Quarterly Report on Form 10QSB for the Quarter ended May 31, 2006 (the “Report”) by PaperFree Medical Solutions, Inc.,, the undersigned hereby certifies that:

1. The Report complies in all material respects with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects the financial condition and results of operations of the Registrant.

By: /s/ William L Sklar

Date: August 22, 2006

Chief Financial Officer