Form 10QSB/A
period 2006-05-31
PaperFree Medical Solutions, Inc.
filed 2006-10-16
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-QSB/A or any amendment to this Form 10-QSB.

Yes	X	No _____

State issuer’s revenues for its most recent fiscal year:	$979,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.):
$481,333 , as of October 5,2006 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
68,761,857 as of October 5, 2006

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-QSB/A may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose any statements contained in this Form 10-QSB/A that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors and the other factors discussed in our “Risk Factors” found below.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-QSB/A, including disclosure under “Management’s Discussion and Analysis or Plan of Operation,” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from the results, performance or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others,

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB/A and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

On or about October 4, 2006, Paperfree concluded it was necessary to restate its financial results, for the three months ended May 31, 2006 to reflect additional non-operating gains and losses related to (1) a correction to the computation of derivate liability for the warrants and common shares underlying the callable secured notes payable and (2) the recognition of potential registration rights penalties pursuant to the callable secured notes payable.

As Paperfree was already restating its financial results for the three months ended May 31, 2006 additional entries were made to reflect other minor adjustments applicable to the three months ended May 31, 2006.

The accompanying unaudited financial statements for the three months ended May 31, 2006 have been restated to effect the changes described above.

PAPERFREE MEDICAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	May 31, 2006	February 28, 2006
	(restated)
Current assets
Cash	$ 36,658	$ 213,368
Accounts receivable, net of the allowance of $75,000 and $75,000	53,182	68,223
Deferred financing costs	33,332	33,332
Total current assets	123,172	314,923

Fixed assets, net of accumulated depreciation of $119,207 and $111,721	46,769	54,255
Deferred financing costs	50,001	58,335
Goodwill	1,632,502	1,632,502

Total assets	$ 1,852,444	$ 2,060,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 490,720	$ 332,862
Deferred revenue	25,000	-
Stock payable	103,849	103,849
Notes payable - related parties	203,267	195,529
Lines of credit	14,342	16,913
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Derivative liabilities	257,153	160,305

Total current liabilities	1,169,931	885,058

Callable secured convertible notes payable, net of unamortized discount of $592,114 and $628,733	207,886	171,267

Total liabilities	1,377,817	1,056,325

Stockholders’ equity
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-

Series B Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 68,761,857 and 68,561,857 shares issued and outstanding	68,761	68,561
Additional paid-in capital	61,754,088	61,749,888
Accumulated deficit	(61,348,222)	(60,814,759)
Total stockholders’ equity	474,627	1,003,690

Total liabilities and stockholders’ equity	$ 1,852,444	$ 2,060,015

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended May 31, 2006 and 2005
(Unaudited)

	2006	2005
	(restated)
Sales	$ 134,063	$ 205,283
Cost of sales	24,179	26,447
Gross profit	109,884	178,836

Operating expenses:
General and administrative	321,401	359,994
Bad debt expense	-	73,000
Consulting fees	71,247	15,000
Professional fees	28,904	215,166
Net loss from operations	(311,668)	(484,324)

Loss on derivatives	(96,848)	-
Registration rights penalties	(48,000)
Interest expense	(76,947)	(24,928)
Net loss	$ (533,463)	$ (509,252)

Basic and diluted net loss per share	$ (0.01)	$(0.01)

Basic and diluted weighted average
shares outstanding	68,761,857	49,850,066

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended May 31, 2006 and 2005
(Unaudited)

	2006	2005
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (533,463)	$ (509,252)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation expense	7,486	6,878
Deferred financing costs amortization	8,334	-
Convertible debt discount amortization	36,619	-
Bad debt expense	-	73,000
Loss on derivatives	96,848	-
Common stock issued for services	4,400	168,000
Changes in assets and liabilities:
Accounts receivable	15,041	5,430
Deferred revenue	25,000	-
Accounts payable and accrued liabilities	157,858	(79,289)
CASH USED IN OPERATING ACTIVITIES	(181,877)	(335,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(2,571)	(5,237)
Advances from related party	30,727	25,208
Repayment of advances to related party	(22,989)	-
Proceeds from exercise of warrants	-	33,000
Net change in prepayments for exercise of warrants	-	155,725
Shares issued for cash, net of offering costs	-	93,051
CASH PROVIDED BY FINANCING ACTIVITIES	5,167	301,747

NET CHANGE IN CASH	(176,710)	(33,486)
Cash, beginning of period	213,368	121,837
Cash, end of period	$ 36,658	$ 88,351

Cash paid for:
Interest	$ 24,428	$ 24,928
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of KMS:
Fair value of assets acquired	$ -	$ 3,556,246
Less: fair value of liabilities assumed	-	(556,246)
Shares issued for acquisition of KMS	$ -	$ 3,000,000

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc. (“PaperFree”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited consolidated financial statements for fiscal 2006 as reported in form 10-KSB have been omitted.

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

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

Paperfree incurred direct financing costs of $100,000 associated with the issuance of the convertible notes. These costs were recorded as an “other long term asset” to be amortized over the life of the notes using the effective interest method. Costs incurred included:

Debt arrangement fees	$ 35,000
Broker fees	40,000
Key man life insurance single premium	20,000
Legal fees	5,000
Total associated fees	100,000
Less amortization	(16,667)
$ 83,333

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

Variables used in the Black−Scholes option−pricing model from inception through May 31, 2006 include (1) 4.41% to 5.03% risk−free interest rate, (2) expected warrant lift is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 130% to 200% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through May 31, 2006 was as follows:

	Transaction Date (11/30/06)	Liability as of 2/28/06	Liability as of 5/31/06	Gain (loss) through 5/31/06

Convertible notes	$ 555,809	$ 130,115	$ 234,925	$ 7,964
Warrants	106,089	30,190	22,228	(104,812)
Total	$ 661,898	$160,305	$ 257,153	$ 96,848

The following summarizes the financial presentation of the Convertible Notes at May 31, 2006:

Face value of convertible notes	$ 800,000

Adjustments:
Discount for derivative liability - convertible notes with compound embedded derivatives	(555,809)
Discount for derivative liability - investors warrant	(106,089)
Amortization of debt discount	69,784
Convertible notes balance, as adjusted	$ 207,886

Per the terms of the registration rights agreement associated with the securities purchase agreement, Paperfree is required to register shares for both the convertible notes and the attached warrants. These shares were to be registered by February 28, 2006. The registration rights agreement contains a liquidated damages clause that enforces penalties at 2% of the face value of the convertible notes for each month the shares remain unregistered. As of May 31, 2006, the required shares had not been registered and Paperfree has accrued $48,000 in expected registration rights penalties.

NOTE 3 - RESTATEMENT

On or about October 4, 2006, Paperfree concluded it was necessary to restate its financial results, for the three months ended May 31, 2006 to reflect additional non-operating gains and losses related to (1) a correction to the computation of derivate liability for the warrants and common shares underlying the callable secured notes payable and (2) the recognition of potential registration rights penalties pursuant to the callable secured notes payable.

As Paperfree was already restating its financial results for the three months ended May 31, 2006 additional entries were made to reflect other minor adjustments applicable to the three months ended May 31, 2006.

The accompanying unaudited financial statements for the three months ended May 31, 2006 have been restated to effect the changes described above. The impact of those adjustments for the three months ended May 31, 2006 are summarized below:

As of May 31, 2006:

	As Previously Reported	Adjustments		Restated

ASSETS
Current assets
Cash	$ 36,657	-		$ 36,657
Accounts receivable	53,182	1	(a)	53,183
Deferred financing costs	91,667	(8,334)	(f)	83,333
Total current assets	181,506	(8,333)		173,173

Fixed assets	46,768	1	(a)	46,769
Goodwill	1,632,502	-		1,632,502
Total assets	$ 1,860,776	(8,332)		$ 1,852,444

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 435,885	54,835	(a), (b)	$ 490,720
Deferred revenue	25,000	-		25,000
Stock payable	103,849	-		103,849
Notes payable - related parties	212,765	(9,498)	(a)	203,267
Lines of credit	11,679	2,663	(a)	14,342
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	-		75,600
Derivative liability	64,843	192,310	(c)	257,153
Total current liabilities	929,621	240,310		1,169,931

Callable secured convertible notes payable	204,432	3,454	(c)	207,886
Total liabilities	1,134,053	243,764		1,377,817

Stockholders’ equity

Stockholders’ equity
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-		-
Series B Preferred Stock, $0.001 par value, 5,000,000 Shares authorized, 0 shares issued and outstanding	-	-		-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 68,761,857 and 68,561,857 shares issued and outstanding	68,560	200	(d)	68,760
Additional paid-in capital	61,749,889	4,200	(d)	61,754,089
Accumulated deficit	(61,091,727)	(256,495)	(e)	(61,348,222)
Total stockholders’ equity	726,722	(252,095)		474,627

Total liabilities and stockholders’ equity	$ 1,860,775	(8,331)		$ 1,852,444

Three Months Ended May 31, 2006:

	As Previously Reported	Adjustments		Restated

Sales	$ 134,063			$ 134,063
Cost of sales	(24,180)	1	(a)	(24,179)
Gross profit	109,884			109,884

Operating expenses:
General and administrative	318,869	2,532	(a)	321,401
Consulting fees	66,847	4,400	(d)	71,247
Professional fees	28,904			28,904
Net loss from operations	(304,737)	6,931		(311,668)

Gain (loss) on derivatives	95,462	(192,310)	(c)	(96,848)
Registration rights penalties	-	(48,000)	(b)	(48,000)
Interest expense	(67,694)	(9,253)	(a)	(76,947)
Net loss	$ (276,968)	(256,495)		$ (533,463)

Basic and diluted net loss per share	$ (0.00)			$ (0.01)

Basic and diluted weighted average shares outstanding	68,561,857			68,761,857

(a) To reflect various minor account reclassifications and rounding differences
(b) To record registration rights penalties on convertible notes, see Note 2
(c) To reflect correct fair value of derivative liability associated with convertible notes and warrants, see
Note 2
(d) To record common stock issued for services during the quarter
(e) To reflect the change in net income associated with the various adjustments listed above
(f) To record amortization of deferred financing costs

NOTE 4 - COMMON STOCK

During the three months ended May 31, 2006, Paperfree issued 200,000 shares valued at $4,400 for services.

NOTE 5 - DEFERRED REVENUE

As of May 31, 2006, Paperfree had received $25,000 from one customer for which services had not yet been performed.

NOTE 6 - SUBSEQUENT EVENTS

In August 2006, Paperfree issued a second traunch of convertible debt with attached warrants for proceeds of $200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Paperfree is in the business of providing Medical Practitioners with software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

OVERVIEW AND PLAN OF OPERATION

PaperFree Medical Solutions, Inc. (the “Company”) was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its incorporation to May 31, 2006 Paperfree has undertaken the following activity:

(1) Through an agreement dated February 15, 2002 and completed on February 22, 2002, we acquired a 100% equity interest in Business to Business Publishing Ltd. (“B2B”), a private British Columbia company involved in the publication and distribution of industry and profession specific wall planners. The agreement was in consideration of 2,600,000 (13,000,000 post forward 5:1 split, and 325,000 after the 1:40 reverse split) restricted shares of its common stock and by advancing B2B with $50,000 in long-term loans carrying no interest or fixed terms of repayment. As a result of the transaction B2B became a wholly owned subsidiary of Paperfree and their operations were merged.

Paperfree through B2B, which had no salaried employees, was considered a start-up corporation involved in the production and distribution of industry specific and special interests wall planners. Revenue was generated by B2B by selling advertising space in its wall planners. The wall planners were distributed, free of charge, to targeted professionals or individuals who comprise the industry or interest groups for which the planners were designed and produced.

(2) During the fiscal year ended February 28, 2003, our subsidiary suspended operations due to our failure to raise sufficient working capital to fund ongoing operations and our inability to attain profitable operations. We attempted to raise additional financing to fund future operations, but were not successful.

(3) On July 14, 2003, Paperfree completed a 5:1 stock split of its outstanding share capital in connection with the proposed acquisition of Crown Medical Systems, Inc. resulting in an increase in outstanding common shares from 6,390,367 shares to 31,951,835 shares.

(4) On September 3, 2003, Paperfree executed an Agreement and Plan of Merger (the “Merger Agreement”) with Crown Medical Systems, Inc. (“Crown Delaware”). Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.

(5) Effective December 18, 2003 Paperfree changed its name to Crown Medical Systems, Inc.

(6) On February 23, 2004 Paperfree disposed of its entire interest in the shares of Business to Business Publishing Inc. in return for the surrender for cancellation of the 13,000,000 post forward split shares of Paperfree issued in connection with the acquisition of Business to Business Publishing Inc.

(7) Paperfree, through an agreement dated January 27, 2004 acquired the rights to MD PaperFree, a proprietary EMR (Electronic Medical Record) software program used by Medical Practitioners to document patient encounters.

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

(9) On September 3, 2004, Paperfree executed an Agreement and Plan of Merger (the “Merger Agreement”) with Crown Delaware. This Merger Agreement takes precedent over the Share Purchase Agreement executed June 20, 2004. Crown Delaware is a private Delaware company that provides computer software, hardware and support solutions to the health care industry.

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

(12) For the period ended May 31, 2006, Paperfree had total assets of $ 1,852,444 (February 28, 2006 - $2,060,015). Current Assets were comprised of cash resources of $ 36,657 (February 28, 2006 - $213,368), and Accounts Receivable of $53,182 after taking into account a bad debt allowance of $75,000 (February 28, 2006 Accounts Receivable of $68,223 net of bad debt allowance of $75,000). The cash and equivalents and Accounts Receivable represent Paperfree’s present source of liquidity.
Long term assets included Fixed Assets of $ 46,769 (February 28, 2006 $54,255) (net of accumulated depreciation of $ 119,207 (February 28, 2006 - $111,721)), goodwill of $ 1,632,502 (February 28, 2006 - $1,632,502) and other long term assets of $ 50,001 (February 28, 2006 -$58,335).

Paperfree’s liabilities at May 31, 2006 totalled $ 1,377,817 (February 28, 2006 $1,056,325) , consisting of $ 490,720 (February 28, 2006 - $332,862) in accounts payables and accrued liabilities, $103,849 (February 28, 2006 - $103,849) in stock payable, $203,267 (February 28, 2006 $195,529) due to related parties, a line of credit of $14,342 (February 28, 2006 $16,913), and mandatory redeemable preferred stock shown as a current liability item was $75,600 (February 28, 2006 - $75,600).

Paperfree is presently operating at a loss. Paperfree’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, Paperfree may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(13) During the Three Months ended May 31, 2006 we incurred losses of $311,668 from operations and had a net loss of $533,463 after a loss of $96,848 from marking derivatives to market and recording interest expense of $76,947.

We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently we have commitments for $700,000 of additional financing dependent upon the filing of registration statement with the Securities Exchange Commission, of which $200,000 was received on August 31, 2006.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of May 31, 2006, we had cash on hand in the amount of $36,657. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Within the 90 days prior to the filing date of this report, Paperfree carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of Paperfree’s President and Chief Financial Officer. Based upon that evaluation, they concluded that Paperfree’s disclosure controls and procedures were not effective in gathering, analyzing and disclosing information needed to satisfy Paperfree’s disclosure obligations under the Exchange Act. The deficiencies in our internal control related to accrual of registration rights penalties, related party transactions, and untimely filing leading to restatements. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

Changes in internal controls:

There were no significant changes in Paperfree’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1.LEGAL PROCEEDINGS

NONE

ITEM 2. CHANGES IN SECURITIES

NONE

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.OTHER INFORMATION

NONE

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
(b) Reports on Form 8K.

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paperfree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)

By: /s/ William L Sklar
        Chief Executive Officer
Date: October 5, 2006

By: /s/ William L. Sklar
        Chief Financial Officer and Treasurer
Date:  October 5, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Paperfree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.