Form 10QSB
period 2006-08-31
PaperFree Medical Solutions, Inc.
filed 2006-10-20
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☐	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to ________________

Commission File No. 333-86706

PAPERFREE MEDICAL SOLUTIONS, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	7389	98-0375957
(State or Other Jurisdiction of Incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification. No.)

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

Yes	X	No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes	_______	No X

State issuer’s revenues for its most recent fiscal year:	$979,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$624,468 as at October 10, 2006 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
69,385,367 as at October 10, 2006

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended August 31, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

 PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	August 31, 2006	February 28, 2006
Current assets
Cash	$ 181,368	$ 213,368
Accounts receivable, net of allowance of $75,000 and $75,000	108,140	68,223
Deferred financing costs	30,284	13,751
Total current assets	319,792	295,342

Fixed assets, net of accumulated depreciation of $120,250 and $111,721	45,726	54,255
Deferred financing costs	49,716	77,916
Goodwill	1,632,502	1,632,502

Total assets	$ 2,047,736	$ 2,060,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$ 709,242	$ 332,862
Deferred revenue	5,000	-
Stock payable	103,849	103,849
Notes payable - related parties	225,218	195,529
Lines of credit	13,400	16,913
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Derivative liabilities	213,545	160,305

Total current liabilities	1,345,854	885,058

Callable secured convertible notes payable, net of unamortized discount of $606,739 and $628,733	393,261	171,267

Total Liabilities	1,739,115	1,056,325

Stockholders’ equity
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares
authorized, 69,385,367 and 68,561,857 shares issued and outstanding	69,385	68,561
Additional paid-in capital	61,774,763	61,749,888
Accumulated deficit	(61,535,527)	(60,814,759)
Total stockholders’ equity	308,621	1,003,690

Total liabilities and stockholders’ equity	$ 2,047,736	$ 2,060,015

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended August 31,		Six Months ended August 31,
	2006	2005	2006	2005

Sales	$234,968	$368,210	$369,031	$573,493
Cost of sales	16,804	59,931	40,983	86,378
Gross profit	218,164	308,279	328,048	487,115

Operating expenses:
General and administrative	376,144	528,797	697,545	961,791
Consulting fees	7,500	17,204	78,747	32,204
Professional fees	19,784	30,455	48,688	245,621
Net loss from operations	(185,264)	(268,177)	(496,932)	(752,501)

Gain on derivatives	97,903	-	1,055	-
Registration rights penalties	(48,000)	-	(96,000)	-
Interest expense	(51,944)	(13,627)	(128,891)	(38,555)
Net loss	$(187,305)	$(281,804)	$(720,768)	$(791,056)

Basic and diluted
net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.02)

Weighted average
shares outstanding	68,974,769	51,756,762	68,867,731	50,740,283

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended August 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(720,768)	$(791,056)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation	8,529	9,693
Deferred financing costs amortization	16,667	-
Convertible debt discount amortization	76,289	-
Imputed interest	13,799	-
Bad debt expense	-	73,000
Gain on derivatives	(1,055)	-
Common stock issued for service	11,900	180,000
Stock payable	-	89,500
Changes in assets and liabilities:
Accounts receivable	(39,917)	(19,282)
Deferred revenue	5,000	-
Accounts payable and accrued liabilities	376,380	(5,386)
CASH USED IN OPERATING ACTIVITIES	(253,176)	(463,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(3,513)	(6,593)
Advances from related party	65,076	26,220
Repayment of advances to related party	(35,387)	-
Proceeds from exercise of warrants	-	248,573
Proceeds from convertible debt, net of offering costs	195,000	-
Shares issued for cash, net of offering costs	-	109,885
CASH PROVIDED BY FINANCING ACTIVITIES	221,176	378,085

NET CHANGE IN CASH	(32,000)	(85,446)
Cash, beginning of period	213,368	121,837
Cash, end of period	$181,368	$36,391

Cash paid for:
Interest	$36,301	$38,556
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of KMS:
Fair value of assets acquired	$-	$3,556,246
Less: fair value of liabilities assumed	-	(556,246)
Shares issued for acquisition of KMS	-	3,000,000

Discount on convertible debt from derivatives	54,295	-
Reclassification of short term debt for warrant exercises	-	403,000

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in form 10-KSB have been omitted.

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “note holders”) on November 30, 2005, for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The securities purchase agreement required the purchase of an aggregate of $1,500,000 of the callable secured convertible notes and 3,000,000 warrants occurring in three traunches as follows:

(i)	$800,000 on November 30, 2005 and 1,600,000 warrants to purchase common stock, due November 30, 2008;

(ii)
$400,000 within two days after filing a registration statement covering the number of shares of common stock underlying the callable secured convertible notes and 800,000 warrants to purchase common stock; and

(iii)	$300,000 within two days of the effectiveness of the registration statement and 600,000 warrants to purchase common stock.

On August 31, 2006, PaperFree received $200,000 and issued 400,000 warrants related to the second traunch of convertible notes detailed above. As of that date they had not filed the required registration statement. These notes mature on August 31, 2009.

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

PaperFree incurred direct financing costs of $100,000 associated with the first traunch of the convertible notes and $5,000 associated with the second traunch. These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Costs incurred included:

Debt arrangement fees	$ 40,000
Broker fees	40,000
Key man life insurance single premium	20,000
Legal fees	5,000
Total associated fees	105,000
Less amortization	(25,000)
Deferred financing costs	$ 80,000

PaperFree analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are a hybrid instrument which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the “Single Compound Embedded Derivatives within the Convertible Notes”. The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. PaperFree valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amounts (as unamortized discounts) of the Convertible Notes. The 1st traunch of Convertible Notes for $800,000 was reduced by $555,809 at inception on November 30, 2005. The amount received for the second traunch as of August 31, 2006 of $200,000 was reduced by $35,465. The unamortized discounts will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

The Stock Purchase Warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative for the 1st traunch was computed at $106,089 at inception on November 30, 2005 and for the 2nd traunch was computed at $18,830 at August 31, 2006. The fair values of both were recorded as derivative liabilities which resulted in a reduction of the initial carrying amount (as unamortized discounts) of the Convertible Notes. The unamortized discounts will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

Variables used in the Black−Scholes option−pricing model from inception through August 31, 2006 include (1) 4.41% to 5.03% risk−free interest rate, (2) expected warrant lift is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 130% to 200% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through August 31, 2006 was as follows:

	Liability as of 2/28/06	Discount related to 2nd traunch	Liability as of 8/31/06	Gain (loss) from 3/1/06 to 8/31/06

Convertible notes	$ 130,115	$ 35,465	$ 177,334	$ (11,754)
Warrants	30,190	18,830	36,211	12,809
Total	$ 160,305	$ 54,295	$ 213,545	$ 1,055
Discount related to 2nd traunch of convertible debt is added to derivative liability and has no effect on derivative gain or loss.

The following summarizes the financial presentation of the Convertible Notes at August 31, 2006:

Face value of convertible notes	$ 1,000,000
Adjustments:
Discount for derivative liability - convertible notes with compound embedded derivatives	(591,274)
Discount for derivative liability - investors warrant	(124,919)
Amortization of debt discount	109,454
Convertible notes balance, as adjusted	$ 393,261

Per the terms of the registration rights agreement associated with the securities purchase agreement, PaperFree is required to register shares for both the convertible notes and the attached warrants. These shares were to be registered by February 28, 2006. The registration rights agreement contains a liquidated damages clause that enforces penalties at 2% of the face value of the convertible notes for each month the shares remain unregistered. As of August 31, 2006, the required shares had not been registered and PaperFree has accrued $96,000 in expected registration rights penalties.

NOTE 3 - COMMON STOCK

During the six months ended August 31, 2006, PaperFree issued 825,000 shares valued at $11,900 for services.

NOTE 4 - SUBSEQUENT EVENTS

On September 28, 2006, PaperFree acquired all of the shares issued and outstanding of Doctors Billing Corporation, in exchange for the issuance of 175,000 shares valued at $1,750 and $75,000 payable in three installments payable September 28, 2006, October 28, 2006 and November 28, 2006. Doctors Billing Corporation is a developer, licensor and maintenance supporter of proprietary Practice Management and Occupational Medicine software applications. Doctors Billing Corporation at the time of acquisition held customer contracts with annual revenues less than $15,000; proprietary rights to its software and fixed assets with a fair market value of $5,000; and no liabilities. The acquisition is accounted for as a purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

PaperFree is in the business of providing Medical Practitioners with software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

We are in the business of providing Medical Practitioners with professional and technical services, software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996. We generate revenue from the provision of these services to Medical Practioners, physician offices, clinics, and hospitals. Inside the medical practitioner marketplace, we focus primarily upon sole practitioners, doctors and other health providers operating in clinics of up to ten providers.

OVERVIEW AND PLAN OF OPERATION

PaperFree Medical Solutions, Inc. (the “Company”) was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its incorporation to August 31, 2006 PaperFree has undertaken the following activity:

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

The aggregate purchase price was 2,400,000 shares of Paperfree’s common stock valued at $3,000,000. The value of the 2,400,000 common shares issued was determined based on the market price of PaperFree’s common shares on the date of the initial agreement

(12) For the period ended August 31, 2006, PaperFree had total assets of $ 2,047,736 (February 28, 2006 - $2,060,015). Current assets were comprised of cash resources of $ 181,368 (February 28, 2006 - $213,368), and accounts receivable of $108,140 after taking into account a bad debt allowance of $75,000 (February 28, 2006 accounts receivable of $68,223 net of bad debt allowance of $75,000). Current assets also includes deferred financing costs of $30,284 (February 28, 2006 - $13,751) being $105,000 of costs associated with the callable secured notes payable net of $25,000 (February 28, 2006 - $8,333) amortization over the three year term of the notes. The cash and equivalents and accounts receivable represent PaperFree’s present source of liquidity.

Long term assets included fixed assets of $45,726 (February 28, 2006 $54,255) net of accumulated depreciation of $120,250 (February 28, 2006 - $111,721) and goodwill of $ 1,632,502 (February 28, 2006 - $1,632,502).

PaperFree’s current liabilities at August 31, 2006 totalled $ 1,345,854 (February 28, 2006 $885,058) , consisting of $709,242 (February 28, 2006 - $332,862) in accounts payables and accrued liabilities and $103,849 (February 28, 2006 - $103,849) in stock payable, $225,218 (February 28, 2006 $195,529) due to related parties, lines of credit of $13,400 (February 28, 2006 $16,913) and mandatory redeemable preferred stock shown as a current liability item was $75,600 (February 28, 2006 - $75,600). Current liabilities also include $213,545 (February 28, 2006 - $160,305) of derivative liability associated with (1) warrants and (2) callable secured convertible notes payable.

Long term liabilities are comprised of the callable secured convertible notes payable of $1,000,000 (February 28, 2006 - $800,000) net of discount.

PaperFree is presently operating at a loss. PaperFree’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, PaperFree may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(13) During the six months ended August 31, 2006 , 2006 we incurred losses of $496,932 from operations and had a net loss of $720,768 after a gain of $1,055 from marking derivatives to market, recognition of registration rights penalties of $96,000 and recording interest expense of $128,891.

(14) During the six months ended August 31, 2006 we intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities. Currently we have commitments for $500,000 of additional financing dependent upon the filing of registration statement with the Securities Exchange Commission.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of August 31, 2006, we had cash on hand in the amount of $ 181,368. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

ITEM 2. DESCRIPTION OF PROPERTY

PaperFree leases office premises from the former owner of KMS Medical Solutions, Inc.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a−15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10−QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The deficiencies in our internal control related to accrual of registration rights penalties. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

Changes in internal controls:
There were no significant changes in PaperFree’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II

ITEM 1 - LEGAL PROCEEDINGS

NONE

ITEM 2 - CHANGES IN SECURITIES

NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5 - OTHER INFORMATION

NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

(b) Reports on Form 8K

On September 1, 2006, we filed on form 8-K a notice of Change of Directors or Principal Officers’; Election of Directors and Appointment of Principal Officers, whereby Mr. William L. Sklar resigned as President, CEO and CFO and Stephen Hawksworth was elected President and CEO and Mr. Craig S. Barrow was elected CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)

By: /s/ Stephen Hawksworth
Stephen Hawksworth, Chief Executive Officer
Date:  October 10, 2006

By: /s/ Craig S. Barrow
Craig S. Barrow, Chief Financial Officer, Treasurer and Director
Date:  October 10, 2006

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.