Form 10QSB
period 2006-11-30
PaperFree Medical Solutions, Inc.
filed 2007-01-16
CIK 1171546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

ྈ     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

ྑ  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒  No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
      Yes  ☐  No   ☒

State issuer’s revenues for its most recent fiscal year:   $ 979,381

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$666,557.17 as at January 12, 2007 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 74,061,908 as at January 16, 2007

NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•	our ability to raise capital,
•	our ability obtain and retain customers,
•	our ability to provide our products and services at competitive rates,
•	our ability to execute our business strategy in a very competitive environment,
•	our degree of financial leverage,
•	risks associated with our acquiring and integrating companies into our own,
•	risks related to market acceptance and demand for our services,
•	the impact of competitive services,
•	other risks referenced from time to time in our SEC filings.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended November 30, 2006 are not necessarily indicative of the results that can be expected for the year ending February 28, 2007.

 PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	November 30, 2006	February 28, 2006
Current assets
Cash	$ 26,394	$ 213,368
Accounts receivable, net of allowance of $75,000 and $75,000	71,870	68,223
Note receivable - current portion	7,881	-
Deferred financing costs	31,732	13,751
Total current assets	137,877	295,342

Fixed assets, net of accumulated depreciation of $125,426 and $111,721	94,248	54,255
Deferred financing costs	54,316	77,916
Note receivable	4,878	-
Goodwill	1,703,560	1,632,502
Total assets	$1,994,879	$ 2,060,015

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	$ 545,252	$ 332,862
Stock payable	106,032	103,849
Notes payable - related parties	201,493	195,529
Note payable for acquisition	24,540	-
Lines of credit	10,718	16,913
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Derivative liabilities	56,986	160,305
Total current liabilities	1,020,621	885,058
Callable secured convertible notes payable, net of unamortized discount of $572,375 and $628,733	627,625	171,267
Total Liabilities	1,648,246	1,056,325

Stockholders’ equity
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
69,561,857 and 68,561,857 shares issued and outstanding	69,562	68,561
Additional paid-in capital	61,825,504	61,749,888
Accumulated deficit	(61,548,433)	(60,814,759)
Total stockholders’ equity	346,633	1,003,690
Total liabilities and stockholders’ equity	$1,994,879	$ 2,060,015

PAPERFREE MEDICAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended November 30,		Nine Months ended November 30,
	2006	2005	2006	2005

Sales	$235,518	$ 229,678	$604,549	$ 803,172
Cost of sales	-	50,497	39,249	136,876
Gross profit	235,518	179,181	565,300	666,296

Operating expenses:
General and administrative	449,821	265,850	1,154,902	1,382,250
Consulting fees	-	25,264	78,747	57,467
Professional fees	1,012	-	49,700	91,014
Net loss from operations	(215,315)	(111,933)	(718,049)	(864,435)

Gain on derivatives	172,447	-	173,502	-
Law suit settlement	(2,183)	(568,000)	(2,183)	(568,000)
Waiver of registration rights penalties	96,000	-	-	-
Interest expense	(63,855)	(50,554)	(186,944)	(89,109)
Net loss	$ (12,906)	$ (730,487)	$(733,674)	$ (1,521,544)

Basic and diluted
net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.03)

Weighted average
shares outstanding	69,067,413	54,182,409	68,862,222	52,219,372

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended November 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (733,674)	$ (1,521,544)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	13,706	14,456
Deferred financing costs amortization	15,619	-
Convertible debt discount amortization	126,542	-
Stock options for services	49,169	-
Imputed interest	13,799	-
Bad debt expense	-	73,000
Gain on derivatives	(173,502)	-
Common stock issued for service	11,900	353,000
Changes in assets and liabilities:
Accounts receivable	(18,015)	(4,919)
Accounts payable and accrued liabilities	187,415	23,792
Stock payable	2,183	486,774
CASH USED IN OPERATING ACTIVITIES	(504,858)	(575,441)

CASH FLOWS FROM INVESTING ACTIVITES:
Acquisition of DBC	(49,768)
Purchase of fixed assets	(48,669)	-
	(98,467)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in bank line of credit	(6,195)	(11,622)
Advances from related party	90,376	138,136
Repayment of note receivable	1,609	-
Repayment of advances to related party	(59,439)	-
Proceeds from exercise of warrants	-	232,600
Proceeds from notes payable	-	15,973
Proceeds from convertible debt, net of offering costs	390,000	740,000
Shares issued for cash, net of offering costs	-	112,608
CASH PROVIDED BY FINANCING ACTIVITIES	416,351	1,227,695

NET CHANGE IN CASH	(186,974)	652,254
Cash, beginning of period	213,368	121,837
Cash, end of period	$ 26,394	$ 774,091

Cash paid for:
Interest	$ -	$ 89,109
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Acquisition of KMS:
Fair value of assets acquired	$ -	$ 3,556,246
Less: fair value of liabilities assumed	-	(556,246)
Shares issued for acquisition of KMS	-	3,000,000

Discount on convertible debt from derivatives	70,184	-
Stock issued for acquisition of DBC	1,750	-
Note payable for acquisition of DBC	24,540	-
Conversion of accounts receivable to note receivable	14,368	-

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

On August 31, 2006, PaperFree received $200,000 and issued 400,000 warrants related to the second tranche of convertible notes detailed above. On October 27, 2006, Paperfree received $200,000 and issued 400,000 warrants also related to the second tranche of convertible notes. These notes mature on August 31, 2009 and October 27, 2009, respectively.

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

PaperFree incurred direct financing costs of $100,000 associated with the first tranche of the convertible notes and $10,000 associated with the second tranche. These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Costs incurred included:

Debt arrangement fees	$ 45,000
Broker fees	40,000
Key man life insurance single premium	20,000
Legal fees	5,000
Total associated fees	110,000
Less amortization	(23,952)
Deferred financing costs	$ 86,048

PaperFree analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are a hybrid instrument which contains more than one embedded derivative feature which would individually warrant separate accounting as derivative instruments under SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the “Single Compound Embedded Derivatives within the Convertible Notes”. The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. PaperFree valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amounts (as unamortized discounts) of the Convertible Notes. The 1st tranche of Convertible Notes for $800,000 was reduced by $555,809 at inception on November 30, 2005. The amount received for the second traunch as of August 31, 2006 of $200,000 was reduced by $35,465. The second amount received for the second traunch as of October 27, 2006 of $200,000 was reduced by $6,576. The unamortized discounts will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

The Stock Purchase Warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative for the 1st tranche was computed at $106,089 at inception on November 30, 2005 and for the 2nd tranche was computed at $18,830 at August 31, 2006 and $9,311 at October 27, 2006. The fair values of both were recorded as derivative liabilities which resulted in a reduction of the initial carrying amount (as unamortized discounts) of the Convertible Notes. The unamortized discounts will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

Variables used in the Black−Scholes option−pricing model from inception through November 30, 2006 include (1) 4.41% to 5.03% risk−free interest rate, (2) expected warrant lift is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 130% to 200% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through November 30, 2006 was as follows:

	Liability as of February 28, 2006	Discount related to 2nd traunch	2nd Discount related to 2nd traunch	Gain for the nine months ended November 30, 2006	Liability as of November 30, 2006

Convertible notes	$ 130,115	$ 35,465	$ 6,576	$ 132,692	$ 39,464
Warrants	30,190	18,830	9,311	40,810	17,522
Total	$ 160,305	$ 54,295	$15,888	$ 173,502	$ 56,986

Discount related to 2nd tranche of convertible debt is added to derivative liability and has no effect on derivative gain or loss.

The following summarizes the financial presentation of the Convertible Notes at November 30, 2006:

Face value of convertible notes	$ 1,200,000
Adjustments:
Discount for derivative liability - convertible notes with compound embedded derivatives	(597,851)
Discount for derivative liability - investors warrant	(134,230)
Amortization of debt discount	159,706
Convertible notes balance, as adjusted	$ 627,625

Per the terms of the registration rights agreement associated with the securities purchase agreement, PaperFree is required to register shares for both the convertible notes and the attached warrants. These shares were to be registered by February 28, 2006. The registration rights agreement contains a liquidated damages clause that enforces penalties at 2% of the face value of the convertible notes for each month the shares remain unregistered. PaperFree had previously accrued $96,000 in expected registration rights penalties. During the quarter ended November 30, 2006, PaperFree received waivers from the noteholders releasing PaperFree from any liabilities incurred due to liquidated damages. The waiver was accounted for by debiting the accrued penalties and crediting the income statement resulting in $0 for the nine months ended November 30, 2006 and a credit of $96,000 for the three months ended November 30, 2006. On December 8, 2006, the SEC issued a notice of effectiveness thereby registering the shares.

NOTE 3 - COMMON STOCK

During the nine months ended November 30, 2006, PaperFree issued 825,000 shares valued at $11,900 for services and 175,000 shares valued at $1,750 for the acquisition of Doctors Billing Corporation.

NOTE 4 - STOCK OPTIONS

During the nine months ended November 30, 2006 PaperFree granted 2,000,000 stock options valued at $21,287 to its CFO. The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 4.8%, volatility of 220%, and expected option term of 2.08 years.

During the nine months ended November 30, 2006 PaperFree granted 2,000,000 stock options valued at $27,882 to its CEO. The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 4.76%, volatility of 273%, and expected option term of 1.16 years.

NOTE 5 - DBC ACQUISITION

On September 28, 2006, PaperFree acquired all of the shares issued and outstanding of Doctors Billing Corporation, in exchange for the issuance of 175,000 shares of common stock valued at $1,750 and $74,308 of cash due in three instalments payable September 28, 2006, October 28, 2006 and November 28, 2006. As of November 30, 2006, two payments have been made and the third payment of $24,540 is recorded as a note payable for acquisition. The third payment was made subsequent to November 30, 2006. Doctors Billing Corporation is a developer, licensor and maintenance supporter of proprietary Practice Management and Occupational Medicine software applications. Doctors Billing Corporation at the time of acquisition held customer contracts with annual revenues less than $15,000; proprietary rights to its software and fixed assets with a fair market value of $5,000; and no liabilities. The primary reason for the acquisition was to mitigate revenue risk. Without this pro-active acquisition, Paperfree may have been put in the position of seeking a new software package, re-training all billing services personnel, and migrating clients within a very short window. The purchase price allocation is preliminary awaiting a final valuation of the assets acquired. The estimated fair values of the assets acquired at September 28, 2006 are as follows:

Property and equipment	$ 5,000
Goodwill	71,058
Total	$76,058

Additional consideration, if any, will be allocated to goodwill upon payment. Goodwill will be tested periodically for impairment as required by FASB Statement No. 142, “Goodwill and other Intangible Assets.”

The results of this acquisition are included in the consolidated financial statements from the date of acquisition. Unaudited pro forma operating results for PaperFree, assuming the acquisition occurred on March 1, 2005 are as follows:

	Three months ended November 30,		Nine months ended November 30,
	2006	2005	2006	2005
Revenue	$ 250,147	$ 244,307	$ 648,436	$ 847,059
Net loss	(12,880)	(730,461)	(733,753)	(1,521,623)

Net loss per share	(0.00)	(0.01)	(0.01)	(0.03)

NOTE 6 - COMMITMENTS

On March 6, 2006, PaperFree entered into an employment agreement with its CEO. The terms of the agreement are one year, salary of $100,000 and 2,000,000 stock options valued at $27,882. The options vest 500,000 immediately and 500,000 every for each successive three month period. In addition, the agreement contains a put option from March 7, 2007 through September 6, 2007 that allows the CEO to require the company to purchase up to 2,000,000 shares from him from options he exercises at 90% of the closing price on March 7, 2007.

On August 28, 2006, PaperFree entered into an employment agreement with its CFO. The terms of the agreement are for four months, salary of $12,000 per month and 2,000,000 stock options valued at $21,287. The options vest 1,000,000 immediately and 1,000,000 on January 1, 2007.

NOTE 7 - NOTE RECEIVABLE

In September 2006, PaperFree converted certain accounts receivable to a $14,368 note receivable. The note carries interest at 12%, requires 24 monthly payments of $670 with a final payment of $244 in September of 2008, and is unsecured. As of November 30, 2006, payments of $1,609 had been received and interest income of $400 had been recognized.

NOTE 8 - SUBSEQUENT EVENT
On December 13, 2006 PaperFree received $300,000 for the third tranche of the convertible notes payable (see note 2).

In December 2006, PaperFree issued 1,500,000 shares of common stock for conversion of $5,633 of notes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

PaperFree is in the business of providing Medical Practitioners with professional and technical services, software and associated hardware solutions, which meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996. We generate revenue from the provision of these services to Medical Practioners, physician offices, clinics, and hospitals. Inside the medical practitioner marketplace, we focus primarily upon sole practitioners, doctors and other health providers operating in clinics of up to ten providers.

OVERVIEW AND PLAN OF OPERATION

PaperFree Medical Solutions, Inc. (the “Company”) was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its last annual report to November 30, 2006 PaperFree has undertaken the following activity:

(1) During the period ending May 31, 2006, PaperFree contracted a new Chief Executive Officer that has refined the strategy of the company and refocused the company’s efforts in the market. The results of this effort were to change PaperFree’s business model from a Value-Added Reseller and Hosted Services Provider to a Service Bureau providing Managed Services. These Managed Services support Provider Practices across the full range of business processes necessary in today’s healthcare industry.

(2) During the period ending May 31, 2006, PaperFree ended its software development efforts in line with the company’s new focus; thus reducing operating expenses associated with direct labor technical staff on that project. Additionally, the company began the integration efforts to combine Commercial-Off-The-Shelf Electronic Medical Record software with our Practice Management applications and Business Productivity Suite Software based on Microsoft technologies to provide a complete Medical Office suite of functionality.

(3) During the Three Months ended August 31, 2006, the company refreshed its executive team by formally appointing the contracted Chief Executive Officer to the position of President and Chief Executive Officer; and, hiring a Chief Financial Officer. These Officers accelerated the transition of the company towards its new strategic and market focus by: a) Initiating a restructuring of the company into a divisional basis to focus on customer and markets; b) Creating a corporate website that informs investors of current events and filings; c) Starting a complete revision of marketing, product offering description, and pricing; and, d) Beginning the development of the Service Bureau solution the company will deliver.

(4) During the second quarter, increases in revenue were accomplished by securing a contract with St. John’s Healthcare Network to perform billing management services. Continued emphasis on technical integration to support our Service Bureau business model results were: a) Secure, web-based conferencing capability was secured through the purchase of the iLinc software application suite which will enable the company to deliver training and provider office support over the Internet; b) Electronic payments posting software extensions were developed; and, c) We achieved Microsoft Certified Partner status in our reseller efforts.

(5) For the period ending November 30, 2006, PaperFree signed another institutional client for billing management services, Bona Vista Programs, and secured a vendor relationship with an EMR software provider. PaperFree purchased the software technology company that owned the Practice Management/Occupational Medicine software that PaperFree has been using to service clients. The company delivered the integrated Common Medical Office Environment (representing our complete medical office service solution) to Alpha testing with Beta Site customer selection started.

Internally, PaperFree completed the conversion of our Human Resources administration to a co-employer relationship with Tilson HR. This relationship increases employee benefits management while providing a significant reduction in PaperFree’s administrative overhead. Operationally, the company completed the restructuring of the company into a market-facing subsidiary (LEAPprn Systems, Inc.), a services subsidiary (KMS Computer Services, Inc.), and a software technology subsidiary (Doctors’ Billing Corporation). With this restructuring, PaperFree sets the stage for growth through focusing employee’s efforts on those outcomes necessary for our success.

(6) For the period ended November 30, 2006, PaperFree had total assets of $1,994,879 (February 28, 2006 - $2,060,015). Current assets were comprised of cash resources of $26,394 (February 28, 2006 - $213,368), accounts receivable of $71,870 after taking into account a bad debt allowance of $75,000 (February 28, 2006 accounts receivable of $68,223 net of bad debt allowance of $75,000), current portion of deferred financing costs of $31,732 (February 28, 2006 - $13,751) being $110,000 of costs associated with the callable secured notes payable net of $23,952 (February 28, 2006 - $8,333) amortization over the three year term of the notes, and current portion of note receivable of $7,881 (February 28, 2006 - $0). The cash and equivalents and accounts receivable represent PaperFree’s present source of liquidity.

Long term assets included fixed assets of $94,248 (February 28, 2006 $54,255) net of accumulated depreciation of $ 125,426 (February 28, 2006 - $111,721), deferred financing costs of $54,316 (February 28, 2006 - $77,916) and goodwill of $ 1,703,560 (February 28, 2006 - $1,632,502).

PaperFree’s current liabilities at November 30, 2006 totalled $1,020,621 (February 28, 2006 $885,058) , consisting of $545,252 (February 28, 2006 - $332,862) in accounts payables and accrued liabilities and $106,032 (February 28, 2006 - $103,849) in stock payable, $201,493 (February 28, 2006 $195,529) due to related parties, lines of credit of $10,718 (February 28, 2006 $16,913), note payable for acquisition of $24,540 (February 28, 2006 - $0) and mandatory redeemable preferred stock shown as a current liability item was $75,600 (February 28, 2006 - $75,600). Current liabilities also include $56,986 (February 28, 2006 - $160,305) of derivative liability associated with (1) warrants and (2) callable secured convertible notes payable.

Long term liabilities are comprised of the callable secured convertible notes payable of $1,200,000 (February 28, 2006 - $800,000) net of discount.

PaperFree is presently operating at a loss. PaperFree’s ability to continue as an ongoing concern is dependent on its ability to generate revenues from software sales. Failing that, PaperFree may need to raise additional capital, either debt or equity capital, to fund future operation and ultimately to attain profitable operation.

(7) During the nine months ended November 30, 2006 we incurred losses of $ 718,049 from operations and had a net loss of $733,674 after a gain of $173,502 from marking derivatives to market and recording interest expense of $186,944.

(8) We intend to seek financing necessary to fund future operations and to fund our investigation, negotiation and acquisition of other business acquisition opportunities.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of November 30, 2006, we had cash on hand in the amount of $ 26,394. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a−15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10−QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The deficiencies in our internal control related to consolidation of subsidiaries and recognition of compensation expense related to stock options. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

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

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)

By: /s/ Stephen Hawksworth
Stephen Hawksworth, Chief Executive Officer
Date:  January 16, 2007

By: /s/ Craig S. Barrow
Craig S. Barrow, Chief Financial Officer
Date:  January 16, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.