Form 10KSB
period 2007-02-28
PaperFree Medical Solutions, Inc.
filed 2007-05-25
CIK 1171546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-KSB

[ Ö ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 28, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 333-86706

PAPERFREE MEDICAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	7389	98-0375957
(State or Other Jurisdiction of Incorporation)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification. No.)

121 West Sycamore St. Kokomo, Indiana 46901
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code:  (765) 456-1089

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock $0.001 par value

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    ☑     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
             Yes    ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non−accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b−2 of the Exchange Act. (Check one):

     Large accelerated filer ☐ð     Accelerated filer ☐         Non−accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b−2 of the Exchange Act). Yes ☐ð No ☑

The registrant had 82,561,908 shares of common stock, $.001 par value, outstanding at May 23, 2007.
State issuer’s revenues for its most recent fiscal year:     $867,208

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.): $825,619 as of April 23, 2007 based on the last sale price of our shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ð No ☑

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact, may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate” and "continue” or comparable terminology is intended to identify forward-looking statements. It is important to note that our actual results could differ materially from those anticipated from the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of current and new products in our markets, competition in our markets, our dependence on our distributors, and the other factors discussed in our "Risk Factors" found below.

FORWARD-LOOKING STATEMENTS

Portions of this Form 10-KSB, including disclosure under "Management's Discussion and Analysis or Plan of Operation," contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, as amended. These forward-looking statements are subject to risks and uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from the results, performance, or achievements expressed or implied by the forward-looking statements. You should not unduly rely on these statements. Forward-looking statements involve assumptions and describe our plans, strategies, and expectations. You can generally identify a forward-looking statement by words such as may, will, should, expect, anticipate, estimate, believe, intend, contemplate or project. Factors, risks, and uncertainties that could cause actual results to differ materially from those in the forward-looking statements include, among others:

•	our ability to raise capital,

•	our ability obtain and retain customers,

•	our ability to provide our products and services at competitive rates,

•	our ability to execute our business strategy in a very competitive business environment,

•	our degree of financial leverage,

•	risks associated with our acquiring and integrating other companies into our own,

•	risks related to market acceptance and demand for our services,

•	the impact of competitive services,

•	other risks referenced from time to time in our SEC filings.

With respect to any forward-looking statement that includes a statement of its underlying assumptions or bases, we caution that, while we believe such assumptions or bases to be reasonable and have formed them in good faith, assumed facts or bases almost always vary from actual results, and the differences between assumed facts or bases and actual results can be material depending on the circumstances. When, in any forward-looking statement, we or our management express an expectation or belief as to future results, that expectation or belief is expressed in good faith and is believed to have a reasonable basis, but there can be no assurance that the stated expectation or belief will be achieved or accomplished. All subsequent written and oral forward-looking statements attributable to us, or anyone acting on our behalf, are expressly qualified in their entirety by the cautionary statements. We do not undertake any obligations to publicly release any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect unanticipated events that may occur.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

(a) Business Development

PaperFree Medical Solutions, Inc. (the "Company") was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd.

From the date of its last Annual Report (10KSB) to February 28th, 2007 the Company has undertaken the following activity:

 (1) On September 28, 2006, PaperFree acquired 100% of the shares issued and outstanding of Doctors Billing Corporation, in exchange for the issuance of 175,000 shares of common stock valued at $1,750 and $74,308 in cash. Doctors Billing Corporation is a developer, licensor and maintenance supporter of proprietary Practice Management and Occupational Medicine software applications. Doctors Billing Corporation at the time of acquisition held customer contracts with annual revenues less than $15,000; proprietary rights to its software and fixed assets with a fair market value of $5,000; and no liabilities. The primary reason for the acquisition was to mitigate revenue risk. Without this pro-active acquisition, PaperFree may have been put in the position of seeking a new software package, re-training all billing services personnel, and migrating clients within a very short window. The purchase price allocation is preliminary awaiting a final valuation of the assets and liabilities acquired. The estimated fair values of the assets and liabilities acquired at September 28, 2006 are as follows:

Property and equipment	$ 5,000
Goodwill	71,058

Total	$76,058

(2) On February 28, 2007, PaperFree completed the valuation analysis of the goodwill as required by FASB Statement No. 142, “Goodwill and other Intangible Assets.” Based on this analysis, we concluded that the goodwill associated with the acquisition of Doctors Billing Corporation was impaired. As a result, the entire goodwill of $76,058 was written off at February 28, 2007.

(b) Business of Issuer

GENERAL

The Company is in the business of providing medical practitioners with billing services, software and associated hardware solutions that meet or exceed security levels specified by the Health Insurance Portability and Accountability Act of 1996.

(1)  Distribution Method of Services
The Company contracts its services through a combination of direct and indirect sales channels. The services are delivered through three modes: 1) Direct, on-site implementation of hardware, software, and connection to services; 2) Application Service Provider (“ASP”) delivery of software services through broadband connectivity; and, 3) Managed Services Provision (“MSP”) wherein the Company delivers services through a combination of direct, on-site implementation and software services through broadband connectivity.

(2)  Principal Products or Services and Their Markets:
(i) Principal Products or Services
The Company’s principal products and/or services are contained in two divisions - Billing Services & MDPaperFree™. Billing Services is a managed accounts receivable service provided to Medical Provider Practices in return for compensation based either on collections or submissions. MDPaperFree™ is the provisioning of a Medical Provider(s) Practice with complete digital office technology that includes; but is not limited to, Electronic Medical Record (EMR), Practice Management, internet presence, electronic mail, software productivity applications, and disaster recovery services.

(ii) Markets
Inside the medical provider marketplace, the Company’s focus is upon sole practitioners, doctors and other health providers operating in clinics of up to ten providers. Our primary market geography is the core Mid-western states with a preference for clients that reside outside the geography’s major metropolitan areas; e.g. Chicago, Minneapolis/St. Paul, Detroit, etc.

(iii) Business Applications of Services
Pursuant to the Health Insurance Portability and Accountability Act of 1996, and subsequent regulatory filings, medical providers that bill or receive compensation from the Federal Government are required to move onto a digital office environment no later than the Federal Fiscal Year 2014. Many states have mandated earlier compliance dates; e.g. Arizona set their date as 2010. MDPaperFree™ Complete Medical Office Environment is the Company’s proprietary suite of integrated software used by Medical Practitioners to comply with these regulatory requirements. MDPaperFree™ replaces paper-based work processes within a medical practice and is available as a managed services provision solution.

Contained with MDPaperFree™ are software applications from iMedica Corporation, Microsoft Corporation, iLinc Communications Corporation, and other Software Vendors. The Company considers the integration, interfaces, enhanced workflow, and delivery methods of this solution to be proprietary knowledge and trade secret information. Additional vendor relationship encompass the provisioning of broadband connectivity (greater than 750 kbps bi-directional), electronic interfaces and portals to payers, electronic interface(s) to pharmaceutical prescription clearinghouse(s), and secure document management capabilities.

(3)  Status of Any Publicly Announced New Product or Service
The company has an active website at http://www.mdpaperfree.com that contains both regulatory filings and press releases.

Effective May 24, 2006 the Company entered into an Engagement Agreement for Revenue Cycle Management Services with Saint John’s Health System in Andersen Indiana, pursuant to which KMS Computer Services, Inc. (a wholly owned subsidiary of PaperFree Medical Solutions, Inc) is to provide outsourced billing and collections services.

Effective September 18, 2006, the Company acquired Doctors Billing Corporation, a Michigan Corporation, in order to bring in-house the Practice Management and Occupational Medicine software the Company uses to deliver Billing Management Services.

Effective December 1, 2006, the Company entered into a Billing Management Service contract with Bona Vista Programs of Kokomo, Indiana pursuant to which KMS Computer Services, Inc. (a wholly owned subsidiary of PaperFree Medical Solutions, Inc) is to provide outsourced billing and collections services.

Effective December 1, 2006, the Company purchased and put into service web-conferencing software from iLinc Communications as part of its MDPaperFree™ digital office solution.

(4)	Competitive Business Conditions, The Small Business Issuer’s Competitive Position in the Industry and Methods of Competition
Healthcare provider markets are highly competitive and characterized by rapid changes due to regulation and technological improvements. The healthcare industry is currently being driven by process optimization initiatives especially as it relates to HIPAA compliance, reducing medical errors and improving financial performance.

The Company’s products and services compete with other healthcare software-based companies currently in the market, as well as other companies that may enter the market with emerging technologies. While the Company is more limited in terms of operating history, financial resources, facilities and personnel relative to its competitors, its strategy is to compete with larger companies on the basis on providing an integrated software, hardware and service solution and its ability to provide integration, implementation and ongoing system and database maintenance through its Managed Services Provision (MSP) model.

(5)  Sources and availability of raw materials and the names of principal suppliers:
The components and technical commodity services required to provide all of the Company’s services are readily available in the marketplace.

(8)  Need for any government approval of principal products or services:
At this time there is no direct required government approval of the services offered. However, the Company’s ultimate customers operate in the highly regulated Medical sector.

(9) Effect of existing or probable governmental regulations on the business:
Existing Federal and State governmental regulations in our area of business increase the requirement for medical provider to purchase, lease, or have provided to them under Managed Service Provision models the solution provided by the Company.

(10)
Estimate of the amount spent during each of the last two fiscal years on research and development activities, and if applicable the extent to which the cost of such activities are borne directly by customers:

None.

(11) Costs and effects of compliance with environmental laws (federal, state and local):

There are no costs and effects of compliance with any environmental laws.

(12) Number of total employees and number of full time employees:

As of February 28, 2007, PaperFree and had approximately 20 full-time employees, and 4 part-time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees. Company Officers are full-time employees and all of our directors provide their services on an as needed basis.

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

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of February 28, 2007, we had cash on hand in the amount of $286,293. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.
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

The healthcare industry in the United States may be entering a period of change and uncertainty. Health care organizations, public or private, may dramatically change the way they operate and pay for services. Our business is designed to function within the current health care financing and reimbursement system. During the past several years, the health care industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and relationships with referring physicians. In addition, proposals to reform the health care system have been considered by Congress. In light of the continued increases in the cost of health care and the current economic weakness, there may be new proposals to change the health care system and control costs. These proposals, if enacted, could further increase the government’s oversight role and involvement in health care, lower reimbursement rates and otherwise change the operating environment for health care companies. We cannot predict the likelihood of those events or what impact they may have on our business.

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

RISKS RELATED TO OUT SECURITIES

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

The National Association of Securities Dealers Inc., or NASD, has adopted sales practice requirements, which may limit a stockholder’s ability to buy and sell our shares.

In addition to the “penny stock” rules described above, the NASD has adopted rules requiring that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit our shareholders’ ability to buy and sell our stock and which may have an adverse effect on the market for our shares.

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

Item 2. Description Of Property

The Company’s primary office facility is located at 121 West Sycamore Street in Kokomo Indiana. The Company leases this premise from a related party for $10,000 per month. The lease term expires in 2023.

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

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fiscal year.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The company’s common stock is quoted on the Pink Sheets under the symbol “PFMS.PK” (formerly “PFMS.OB”, prior to that “CWMS”, and prior to that “LKME”). The table below gives the high and low bid information for each fiscal quarter for the past year. The bid information was obtained from OTC Bulletin Board, and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Period Ended	High	Low	Source

February 28, 2007	$0.004	$0.0035	bigcharts.marketwatch.com/
November 30, 2006	0.006	0.0055	bigcharts.marketwatch.com/
August 30, 2006	0.0175	0.012	bigcharts.marketwatch.com/
May 31, 2006	0.015	0.015	bigcharts.marketwatch.com/

February 28, 2006	0.07	0.02	Yahoo Finance
November 30, 2005	0.08	0.02	Yahoo Finance
August 31, 2005	0.93	0.07	Yahoo Finance
May 31, 2005	1.47	0.65	Yahoo Finance

We have approximately 323 shareholders of record as at the date of this annual report.

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

Equity Compensation Plan Information

Effective December 21, 2006 the Board of Directors enacted the 2006 DIRECTORS, OFFICERS, EMPLOYEES AND CONSULTANTS STOCK OPTION, STOCK WARRANT AND STOCK AWARD PLAN. This action is detailed in the SEC S-8 filing from that date

Recent Sales of Unregistered Securities

We did not issue any equity securities that were not registered under the Securities Act of 1933 during the fiscal year ended February 28, 2007 that were not otherwise disclosed in a quarterly report on Form 10-QSB or in a current report on Form 8-K.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion and Analysis is the company’s analysis of its business performance for the fiscal year past.  It should be read in conjunction with the financial statements and notes, and supplemental disclosures contained within the entire annual report.  It contains forward-looking statements including, without limitation, statements relating to the company’s plans, strategies, objectives, expectations, and intentions, that are made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  The words “intends,” “believes,” “expects,” “plans,” “scheduled,” “should,” “anticipates,” “estimates,” and similar expressions identify forward-looking statements.  The company does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws.  Readers are cautioned that such forward-looking statements should be read in conjunction with the company’s disclosures under the heading: “CAUTIONARY STATEMENT FOR THE PURPOSES OF THE ‘SAFE HARBOR’ PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995,” beginning on page 96.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

PaperFree Medical Solutions is a services company delivering business functions to the healthcare market through the managed services of integrated software applications.  Our target client base is the medical provider practice of ten providers or less with fifty employees or less.  We concentrate on the market geography of the central Midwest states; excluding the major metropolitan areas.  Our stock is listed on the Pink Sheets under the symbol “PFMS.”

Our business is organized around two product-service offerings:

MDPaperFree™ - This service offering is a service bureau providing integrated digital office technologies to the medical provider practice on a managed services provisioning basis. The technologies provided include, but are not limited to: a) Electronic Medical Record; b) Secure Document Management; c) Office Productivity Tools; d) Internet Presence; e) Data and Computing Security; f) Information Security; and g) Back-up/Restore/Contingency Services.

LEAP prn - This service offering provides three categories of revenue cycle management services: a) Complete billing management services; b) Shared billing management services wherein the client performs data entry only; and, c) Licensed/Hosted billing management software wherein the client performs all data and payer business processes using our software.

During the first quarter of fiscal year 2007, the Board of Directors contracted operational management to execute the new strategy of the company. Contract management streamlined technical operations in Billing Services, discontinued software development on proprietary applications that were duplicates of existing software in the market, and stabilized the cash flow of the company. Increases in operating margin were overshadowed by historical debt.

During the second quarter of fiscal year 2007, contract management began services development of the new product-service offering while moving billing services into a wholly-owned subsidiary. The existing technical and operational infrastructure was streamlined, thus reducing labor costs that did not contribute to revenue generation. Management brought the company into compliance with the debt covenants from our line of financing which allowed the company to draw additional tranches against the primary note. The company’s employees were transitioned to a Professional Employer Organization (Tilson HR) during the quarter. This transition increased benefits, provided professional human resource management, outsourced payroll and reporting functions, and allowed the company to focus on market penetration and customer support. Finally, on August 24th the Board of Directors converted contract management to officers of the company.

Also during the second quarter of fiscal year 2007, we signed new contracts with St. John’s Healthcare Network and Bona Vista Programs. Under these new agreements, we will perform billing management services for these customers. In addition, we continued our emphasis on technical integration to support our Service Bureau business model. The results were: a) secure, web-based conferencing capability was secured through the purchase of the iLinc software application suite which will enable the company to deliver training and provider office support over the Internet; b) electronic payments posting software extensions were developed; and, c) we achieved Microsoft Certified Partner status in our reseller efforts.

During the third quarter of fiscal year 2007, the company stabilized revenue risk through acquisition of Doctors Billing Corporation., an independent software development company that held the proprietary medical billing management software which provided the majority of our revenue. New sales in the quarter for billing services supported the stabilization of revenue.  The company brought the service offering MDPaperFree™ to production status and began the regional marketing research for customer-market penetration.
In the fourth quarter of fiscal year 2007, PaperFree Medical Solutions re-engineered internal processes for accounting, operations, and technology to support organizational growth. The management team supported field audits by Indiana State agencies of our business. The technology team achieved Certified Partner status with Microsoft, upgraded our Data & Network Operating Center (DNOC), and gained Certified Trainer/Sale status with other vendors integral to our solution.

RESULTS OF OPERATIONS

Revenue decreased $112,173 to $867,208 for the year ended February 28, 2007 compared to the same period in 2006. This decrease is primarily due to the loss of several customers. Cost of revenue for the year ended February 28. 2007 was $39,249 compared to $167,260 for the same period in 2006. This decrease is primarily due to a decline in revenue and a change in the mix of services provided.

General and administrative expenses decreased $529,612 for the year ended February 28, 2007 compared to the same period in 2006. This decrease is primarily due to fewer purchases. We incurred $8,876 related to the settlement of lawsuits for the year ended February 28, 2007 compared to $393,075 incurred in fiscal year 2006. This decrease is primarily due to the decrease in the number of lawsuits settled.

In fiscal year 2007, we recorded an impairment charge of $1,703,560 related to our goodwill, compared to an impairment charge of $1,709,442 in fiscal year 2006. These impairment charges were a result of our analysis of goodwill as required by SFAS No. 142.

For the year ended February 28, 2007, we recorded a gain on derivatives of $166,196 compared to a gain on derivatives of $501,593 in fiscal year 2006. The gain or loss on derivatives is based on the fair value of the derivatives at the end of each respective period.

Interest expense was $300,856 for the year ended February 29, 2007 compared to $182,223 for the comparable period in 2006. This increase is primarily due to increased borrowings.

LIQUIDITY AND CAPITAL RESOURCES

In February 2007, additional funding of $500,000 was provided by NIR Group with terms consistent with the November 2005 financing. The total amount of the Convertible Debenture held by NIR is $2,000,000.

As shown in the accompanying financial statements, PaperFree incurred net losses of $2,760,570 and $3,242,071 in fiscal 2007 and 2006, respectively, has an accumulated deficit of $63,575,329 and a working capital deficit of $325,663 at February 28, 2007. These conditions raise substantial doubt as to PaperFree’s ability to continue as a going concern. Management’s plans include obtaining additional capital through debt or equity financing.

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

COMMITMENTS

The following table presents the Operating Lease and Debt Obligations for the next five fiscal years:

	2008	2009	2010	2011	2012	Thereafter

Notes payable	-	787,718	700,000	500,000	-	-
Operating leases	120,000	120,000	120,000	120,000	120,000	960,000
Preferred Stock	75,600	-	-	-	-	-
TOTAL	983,318	820,000	620,000	120,000	120,000	960,000

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.  See Note 1—Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our major accounting policies.  Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used.  These critical accounting policies are discussed with the Board of Directors at least annually.  We believe the following discussions of critical accounting policies, along with the discussions of contingencies and of deferred tax asset valuation allowances in this report, address all important accounting areas where the nature of accounting estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Revenue Recognition

PaperFree recognizes revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 "Revenue Recognition in Financial Statements." SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

Impairment of Assets/Goodwill

Long-lived assets used in operations and goodwill are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group.  If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value.  Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets.  Because there usually is a lack of quoted market prices for long-lived assets; and especially so for goodwill, the fair value usually is based on the present values of expected future cash flows using discount rates commensurate with the risks involved in the asset group.  The expected future cash flows used for impairment reviews and related fair-value calculations are based on judgmental assessments of future revenue based on current clients or market demands.  The result of this analysis for PFMS required that all goodwill associated with both the KMS and DBC acquisitions be written off completely.

Uncertain Liabilities

Federal Income Tax Filings
The current officers of the company discovered in September 2006 that while federal income tax liability has been non-existent due to historic chronic losses, the requisite annual filings have never been filed for the company since its inception (2002). This compliance requirement is currently being addressed with the assistance of Plante & Moran PLLC and should be satisfied during the second quarter of the current fiscal year.

Federal Withholding Taxes
The company is currently reconciling outstanding payable items for payroll withholding taxes from the fiscal 2003 and the first three (3) quarters of fiscal 2007. PFMS joined the Tilson HR PEO during the third quarter of fiscal year 2007 (ending February, 2007) and has no outstanding withholding liability since that time. There is an expected balance owed to the US Treasury, but this amount will be non-material.

Governance Issues

The Board of Directors and the voting majority of shareholders have met and decided not to form either an Audit Committee or a Compensation Committee.

RECENTLY ISSUED ACCOUNTING STANDARDS

PaperFree does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

We based the forward-looking statements relating to our operations on our current expectations, estimates and projections about ourselves and the industries in which we operate in general.  We caution you that these statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict.  In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate.  Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements.  Any differences could result from a variety of factors, including the following:

w	Changes in the regulatory environment for healthcare technology and billing services.
w	Potential failure or delays in achieving expected integrated application performance within the client base.
w	Failure of new products and services to achieve market acceptance.
w	Unexpected changes in costs or technical requirements for constructing, modifying or operating facilities for delivering Software as a Service (SaaS) to a dispersed client base.
w	Lack of, or disruptions in, adequate and reliable broadband links from our operation centers to our clients.
w	Potential disruption or interruption of our operations due to accidents, extraordinary weather events, civil unrest, political events or terrorism.
w	Liability resulting from litigation.
w	Failure, bankruptcy, or acquisition of our vendors providing software applications that are elements of our solution.
w	Changes in tax and other laws, regulations, or operating rules applicable to our business.
w	Inability to obtain economical financing for projects, construction or modification of facilities and general corporate purposes.

ITEM 7: FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PaperFree Medical Solutions, Inc.
Kokomo, Indiana

We have audited the accompanying consolidated balance sheet of PaperFree Medical Solutions, Inc. (“PaperFree”) as of February 28, 2007 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of PaperFree’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaperFree as of February 28, 2007 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that PaperFree will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, PaperFree has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

May 15, 2007

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEET

ASSETS	February 28, 2007
Current assets:
Cash	$ 286,293
Accounts receivable, net allowance for bad debts of $80,558	82,798
Prepaid and other current assets	24,974
Total current assets	394,065

Fixed assets, net accumulated depreciation of $134,014	150,366
Deferred financing costs	82,050
Other assets	3,569
Total assets	$630,050

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Account payable and accrued liabilities	$ 275,000
Stock payable	112,725
Notes payable - related parties	249,808
Line of credit	6,594
Mandatory redeemable Series C Preferred
Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600
Total current liabilities	719,727

Derivative liability	103,469
Callable secured convertible notes payable	1,433,849
Total liabilities	2,257,045
Commitments and contingencies

Stockholders’ deficit:
Series A Convertible Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares authorized,0 shares issued and outstanding	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 76,561,857 shares issued and outstanding	76,561
Additional paid-in capital	61,871,773
Accumulated deficit	(63,575,329)
Total stockholders’ deficit	(1,626,995)
Total liabilities and stockholders’ deficit	$ 630,050

See accompany summary of accounting policies and notes to the consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended February 28, 2007 and 2006

	2007	2006

Revenue	$ 867,208	$ 979,381
Cost of Revenue	(39,249)	(167,260)
Gross profit	827,959	812,121

Operating expenses:
General and administrative	1,741,433	2,271,045
Goodwill impairment	1,703,560	1,709,442
Lawsuit settlement	8,876	393,075
Loss from continuing operations	(2,625,910)	($3,561,441)

Other income (expense):
Gain (loss) on derivatives	166,196	501,593
Interest expense	(300,856)	(182,223)
Net loss	$ (2,760,570)	$(3,242,071)

Basic and diluted loss per share	$(0.04)	$ (0.06)

Weighted average shares outstanding - basic and diluted	69,988,483	52,872,258

See accompanying summary of accounting policies and notes to financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
Years ended February 28, 2007 and 2006

	Common		Additional Paid-in Capital	Retained Deficit	Total
	Shares	Amount

Balances 02/28/05	47,732,214	$ 47,732	$57,283,839	$(57,572,688)	$ (241,117)

Shares issued for KMS acquisition	2,400,000	2,400	2,997,600	-	3,000,000
Shares issued for cash	682,416	682	109,201	-	109,883
Shares issued for services	8,547,227	8,547	579,777	-	588,324
Shares issued for exercise of warrants	1,200,000	1,200	401,800	-	403,000
Shares issued for lawsuit settlement	8,000,000	8,000	368,000	-	376,000
Imputed interest on related party loan	-	-	9,671	-	9,671
Net Loss	-	-	-	(3,242,071)	(3,242,071)
Balances 02/28/06	68,561,857	68,561	61,749,888	(60,814,759)	1,003,690

Shares issued for DBC acquisition	175,000	175	1,575	-	1,750
Shares issued for services	3,575,000	3,575	27,825	-	31,400
Shares issued for debt repayment	4,250,000	4,250	7,908	-	12,158
Imputed interest on related party loan			17,922		17,922
Stock options and warrants for services			66,655		66,655
Net Loss	-	-	-	(2,760,570)	(2,760,570)
Balances 02/28/07	76,561,857	$ 76,561	$61,871,773	$ (63,575,329)	$ (1,626,995)

See accompanying summary of accounting policies and notes to financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended February 28, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,760,570)	$(3,242,071)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	22,293	20,106
Amortization expense	213,717	41,498
Goodwill impairment	1,703,560	1,709,442
Shares issued for services	98,055	588,324
Shares issued for lawsuit settlement	-	376,000
Imputed interest	17,922	9,671
Gain on derivatives	(166,196)	(501,593)
Changes in assets and liabilities:
Accounts receivable	(28,944)	58,807
Other asset	(17,481)	(100,000)
Stock payable	8,876	(66,551)
Accounts payable and accrued liabilities	(66,862)	(135,540)
CASH USED IN OPERATING ACTIVITIES	(975,630)	(1,241,907)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DBC	(74,308)	(1,947)
Purchase of fixed assets	(113,404)	-
CASH USED IN INVESTING ACTIVITIES	(187,712)	(1,947)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	142,272	170,612
Repayment to related party	(78,993)	(35,049)
Proceeds from exercise of warrants	-	403,000
Shares issued for cash	-	109,883
Repayment on line of credit	(10,319)	(113,061)
Borrowings on notes payable	1,180,000	800,000
Repayment of note receivable	3,307	-
CASH PROVIDED BY FINANCING ACTIVITIES	1,236,267	1,335,385

NET INCREASE IN CASH	72,925	91,531
Cash, beginning of year	213,368	121,837
Cash, end of year	$ 286,293	213,368

Cash paid for:
Interest	$10,945	$ 107,707
Income tax	-	-
Non-cash investing and financing activities:
Shares issued for purchase of KMS	$-	$ 3,000,000
Shares issued for purchase of DBC	1,750	-
Conversion of notes payable into common stock	12,158	-
Discount on derivatives	109,358	672,860

See accompanying summary of accounting policies and notes to financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

PaperFree Medical Solutions, Inc. (the "Company") was incorporated on January 29th, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd. PaperFree is engaged, through its subsidiaries, in providing paper-free turnkey medical solutions for small to large multi-physician, and multi-specialty offices. During the year the company created LEAPprn (“LEAP”) as the customer facing sales and marketing arm.

Principles of Consolidation
---------------------------
The accompanying consolidated financial statements include the accounts of PaperFree, its wholly owned subsidiaries, LEAPprn, KMS Computer Services and Doctor’s Billing Corporation (DBC). We do not have any variable interests where we are the primary beneficiary. All significant inter-company accounts and balances have been eliminated in consolidation.

Reclassifications
-----------------
Certain amounts in the 2006 financial statements have been reclassified to conform to the 2007 financial statement presentation.

Use of Estimates
----------------
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

Revenue Recognition
-------------------
PaperFree recognizes revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 "Revenue Recognition in Financial Statements." SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

PaperFree’s contractual arrangements are evaluated on a contract-by-contract basis and often require judgment and estimates that affect the timing of revenue recognized in PaperFree’s statements of operations. Specifically, PaperFree may be required to make judgments about:

w	whether the fees associated with PaperFree products and services are fixed or determinable;
w	whether or not collection of PaperFree’ fees is reasonably assured;
w	whether professional services are essential to the functionality of the related software product;
w	whether PaperFree has the ability to make reasonably dependable estimates in the application of the percentage-of- completion method; and
w	whether PaperFree have verifiable objective evidence of fair value for PaperFree products and services.

Basic and Diluted Net Loss per Share
------------------------------------
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended February 28, 2007 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Cash and Cash Equivalents
-------------------------
Cash equivalents include all highly liquid investments with original maturities of three months or less.

Goodwill
-------------------------
Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), “Goodwill and Intangible Assets”, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment annually or whenever events or circumstances indicate that the estimated fair value is less than the related carrying value as determined on a reporting unit basis.

Effective February 28, 2007, we reviewed goodwill for impairment consistent with the guidelines of SFAS 142 using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment was a non-cash charge of $1,703,560.

Derivative Financial Instruments
--------------------------------
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

Income Taxes
------------
PaperFree recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. PaperFree provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements
------------
PaperFree does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on their consolidated financial position, results of operations or cash flow.

NOTE 2 - GOING CONCERN

As shown in the accompanying financial statements, PaperFree incurred net losses of $2,760,570 and $3,242,071 in fiscal 2007 and 2006, respectively, has an accumulated deficit of $63,575,329 and a working capital deficit of $325,662 at February 28, 2007. These conditions raise substantial doubt as to PaperFree’s ability to continue as a going concern. Management’s plans include obtaining additional capital through debt or equity financing. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

NOTE 3 - DBC ACQUISITION

On September 28, 2006, PaperFree acquired all of the shares issued and outstanding of Doctors Billing Corporation, in exchange for the issuance of 175,000 shares of common stock valued at $1,750 and $74,308 of cash due in three installments payable September 28, 2006, October 28, 2006 and November 28, 2006. As of February 28, 2007, all three all three installments have been made. The third payment was made subsequent to November 30, 2006. Doctors Billing Corporation is a developer, licensor and maintenance supporter of proprietary Practice Management and Occupational Medicine software applications. Doctors Billing Corporation at the time of acquisition held customer contracts with annual revenues less than $15,000; proprietary rights to its software and fixed assets with a fair market value of $5,000; and no liabilities. The estimated fair values of the assets acquired at September 28, 2006 are as follows:

Property and equipment	$ 5,000
Goodwill	71,058
Total	$76,058

Effective February 28, 2007, we review goodwill for impairment consistent with the guidelines of SFAS 142. As a result of this analysis, we recorded a non-cash impairment charge for the full balance of goodwill.

NOTE 4 - LAWSUIT SETTLEMENT

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

NOTE 5 - STOCK PAYABLE

During the year ended February 28, 2006, a former director of PaperFree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to PaperFree. PaperFree has agreed to issue the investors the stock in exchange for indemnification. As of February 28, 2007, claims had been received for $2,726 resulting in the issuance of 54,500 shares. It is unknown if the 179,000 shares represent all shares sold by the former director without the board’s approval. PaperFree may have further liabilities to accrue and stock to issue if future claims are made. As of February 28, 2007, PaperFree had $86,774 accrued as a stock payable for future claims.

In September 2005, PaperFree entered into a settlement agreement with PW Management. See Note 4 for details. Pursuant to the agreement, any additional issuances of common stock in excess of the number of shares outstanding as of the settlement date will activate an anti-dilution right for PW Management. This right, which applies for a period of five years from the settlement date, entitles PW Management to additional shares to keep their ownership percentage at 14.7%. As of February 28, 2007, PaperFree owed 1,620,341 shares to PW Management valued at $25,951.

NOTE 6 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “Note Holders”) on November 30, 2005, for the sale of (i) $1,500,000 in callable secured convertible notes and (ii) warrants to purchase 3,000,000 shares of common stock at an exercise price of $0.10 per share. The securities purchase agreement required the purchase of an aggregate of $1,500,000 of the callable secured convertible notes and 3,000,000 warrants occurring in three tranches as follows:

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

The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly. The callable secured convertible notes mature three years from the date of issuance and are convertible into common stock at the note holders' option, at the lower of (i) $2.00 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock on the OTC Bulletin Board for the 20 trading days before but not including the conversion date. Accordingly, there is no limit to the number of shares into which the callable secured convertible notes may be converted. The callable secured convertible notes are secured by PaperFree's assets, including inventory, accounts receivable and intellectual property.

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

PaperFree incurred direct financing costs of $120,000 associated with the issuance of the convertible notes. These costs were recorded as an “other long term asset” to be amortized over the life of the notes using the effective interest method. Costs incurred included:

Debt arrangement fees	$ 45,000
Broker fees	40,000
Key man life insurance single premium	20,000
Legal fees	15,000
Total associated fees	120,000
Less amortization	(37,950)
Deferred financing costs	$ 82,050

PaperFree analyzed the Convertible Notes and the Warrants for derivative financial instruments, in accordance with SFAS No. 133. The Convertible Notes are hybrid instruments which contain more than one embedded derivative feature. These embedded derivatives require separate accounting SFAS 133. The various embedded derivative features have been bundled together as a single, compound embedded derivative instrument that has been bifurcated from the debt host contract, and referred to as the "Single Compound Embedded Derivatives within the Convertible Notes. The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. PaperFree valued the compound embedded derivatives based on a probability weighted discounted cash flow model. The value of the single compound embedded derivative liability was bifurcated from the debt host contract and recorded as a derivative liability, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes of $555,809 at inception on November 30, 2005. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

The Stock Purchase Warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The fair value of the derivative was computed at $106,089 for the 1st tranche at inception on November 30, 2005 and $18,830 for the 2nd tranche at August 31, 2006 and $9,311 at October 27, 2006. The fair value of both was recorded as a derivative liability which resulted in a reduction of the initial carrying amount (as unamortized discount) of the Convertible Notes. The unamortized discount will be amortized to interest expense using the effective interest method over the life of the Convertible Notes, or 36 months.

Both the embedded and freestanding derivative financial instruments were recorded as liabilities in the consolidated balance sheet and measured at fair value. These derivative liabilities will be marked-to-market each quarter with the change in fair value recorded in the income statement.

Variables used in the Black-Scholes option-pricing model including (1) 4.41% to 5.35% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 176% to 222% and (4) zero expected dividends.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through February 28, 2007 was as follows:

	Liability as of February 28, 2006	Discount related to 2nd tranche	Discount related to 2nd tranche	Gain for year ended February 28, 2007	Liability as of February 28, 2007

Convertible notes	$130,115	35,465	35,351	$(128,995)	$71,936
Warrants	30,190	18,830	19,713	(37,200)	31,533
Total	$160,305	$54,295	$55,064	$(166,195)	$103,469

The following summarizes the financial presentation of the Convertible Notes at February 28, 2007:

Face value of convertible notes	$2,000,000

Adjustments:
Discount for derivative liability - convertible notes with compound embedded derivatives	(626,626)
Discount for derivative liability - investors warrant	(144,630)
Amortization of debt discount	217,263
Conversion	(12,158)
Convertible Notes balance, as adjusted	$1,433,849

NOTE 7 - RELATED PARTY TRANSACTIONS

PaperFree leases office space from a related party at a rate of $10,000 per month. This lease expires in 2023. In addition, certain minority shareholders have made cash advances to the Company at various times. These advances are due on demand, bear no interest and are unsecured. Interest expense is imputed at a rate of 8.25% and $17,922 of imputed expense was recorded during the year ended February 28, 2007. At February 28, 2007, the total amount owed to related parties in connection with these transactions was $249,808.

NOTE 8 - MANDATORILY REDEEMABLE PREFERRED STOCK

On September 16, 2004 PaperFree issued 90,000 shares of Series C preferred stock for cash consideration of $60,000. These shares, as a class, carry the number of votes equal to the number of votes of all outstanding Common Stock plus one additional vote such that the holders of shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. The Preferred Stock was mandatorily redeemable ninety days after issuance for the cash redemption price of $0.84 per share or a total of $75,600 for all such shares. However, the shares were not redeemed and remain outstanding at February 28, 2007.

NOTE 9 - INCOME TAXES

PaperFree uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2007 and 2006, PaperFree incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $59,500,000 at February 28, 2007, and will expire in the years 2023 through 2027.

At February 28, 2007, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$ (20,219,217)
Less: valuation allowance	20,219,217
Net deferred tax asset	$ -

NOTE 10 - COMMON STOCK

During the year ended February 28, 2007:

PaperFree issued 175,000 shares of its common stock to the stockholders of Doctors Billing Corporation. These shares were recorded at their fair value of $1,750.

PaperFree issued 4,250,000 shares related to the conversion of certain notes payable. These shares were converted at approximately $0.003 per share or $12,158.

PaperFree issued 3,575,000 shares of its common stock to several consultants for their services. There shares were recorded at their fair value of $31,400.

During the year ended February 28, 2006:

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

PaperFree issued 8,000,000 shares of its common stock to settle a lawsuit launched by PW Management. See Note 4 for details. There shares were recorded at their fair value of $376,000.

NOTE 11 - WARRANTS AND OPTIONS

During the year ended February 28, 2007:

PaperFree granted 2,000,000 stock options, exercisable at $0.012, valued at $21,287 to its CFO. The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 4.8%, volatility of 219%, and expected option term of 2.08 years.

PaperFree granted 2,000,000 stock options, exercisable at $0.015 valued at $27,882 to its CEO. The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 4.8%, volatility of 254% and expected option term of 1.16 years.

PaperFree granted 500,000 options to each of its non-Executive directors for a total of 2,000,000 stock options, exercisable at $0.05 valued at $17,486. The options were valued using a Black-Scholes model with the following assumptions Risk free rate ranging from 4.52% to 4.8%, volatility ranging from 220% to 2,196%, and expected option term of 5 years.

The following table provides a summary of warrants and options:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)

Outstanding at February 28, 2006	2,019,600	$ 0.22	$-	4.5
Granted	4,500,000	0.02	-	2.0
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding at February 28, 2007	6,519,600	$0.08	$-	2.8

Exercisable at February 28, 2007	6,519,600	-	-	-

We adopted SFAS No. 123R effective March 1, 2006. In our statement of operations for the year ended February 28, 2007, we recorded $66,655 of compensation cost for share-based payment arrangements. No stock options or warrants were exercised during the year ended February 28, 2007.

NOTE 12 - COMMITMENTS

PaperFree leases its premises from a related party, pursuant to an 18-year lease expiring February 28, 2023. Under the terms of the lease, the rent amount is set at $10,000 per month without escalation. The lease is net of utilities, taxes and insurance.

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

On August 28, 2006, PaperFree entered into an employment agreement with its CFO. The terms of the agreement are for four months, renewable month to month thereafter, salary of $12,000 per month and 2,000,000 stock options valued at $21,287. The options vest 1,000,000 immediately and 1,000,000 on January 1, 2007.

NOTE 13 - CONTINGENCY

Paperfree has recorded $223,194 owed to a related party as of February 28, 2007. The related party has disputed this amount and claims the amount owed is $335,194. Paperfree believes a settlement of the disputed amount is not probable or reasonably estimable at this time.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to February 28, 2007:

Paperfree issued 5,250,000 shares for conversion of $9,000 of notes payable.

Paperfree issued 750,000 shares to a consultant for services valued at $5,250.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 8A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report on Form 10-KSB, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that all material information required to be disclosed in this Annual Report on Form 10-KSB has been made known to them in a timely fashion.  Specifically, our independent auditors identified deficiencies in our interval controls and disclosure controls related to goodwill impairment, valuation of shares issued for services, valuation of derivative liabilities, expense recognition, related party transactions and disclosure control deficiencies related to transactions involving goodwill and derivatives. Appropriate adjustments and footnote disclosures have been recorded and disclosed in our Annual Report on Form 10-KSB. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

Our Chief Executive Officer and Chief Financial Officer have also evaluated whether any change in our internal controls occurred during the fourth fiscal quarter and have concluded that there were no changes in our internal controls or in other factors that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

As of 28 February 2007, the following are the directors and executive officers of the Company.

Directors:
Name of Director	Age
David L. Bailey	66
Stephen Hawksworth	52
Richard J. Paver	46
William L. Sklar	59
T. Marshall Wilde	43

Executive Officers:

Name of Officer	Age	Office
Stephen Hawksworth	52	President & Chief Executive Officer
Craig S. Barrow	55	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years:

David L Bailey, Director - Mr. Bailey served as Chairman of the Board, President and Chief Executive Officer of CeriStar, Inc., a publicly traded company whose principal product is the delivery of voice, video and data services over a fiber network, from December 1999 until October 9, 2003. From May 1997 to December 1999, Mr. Bailey served as Managing Partner of DL Group, a limited liability corporation, which marketed computer software and telecommunications products. From 1993 to 1997, he was Chairman and Chief Executive Officer of VZ Corp., a software development company. Mr. Bailey has also been Chairman and Chief Executive Officer of Clyde Digital Systems and Cericor, and was the lead founder and Chief Executive Officer of Iomega, Inc.

Stephen Hawksworth, President, Chief Executive Officer and a Director since August 30, 2006. Age 52. Mr. Hawksworth has a diversified background in telecommunications, computing, data networks, ERP, Project/Program Management, Professional Services, Strategy and Management with pre-incorporation start-ups through Global Fortune 50 companies. Mr. Hawksworth has been in the roles of Practice Director, Partner-track Senior Manager (EY), Chief Operations Officer for a Services Start-up, and Director of Technology of a global sourcing firm. He has multiple degrees in Electronic Engineering, Computer Information Systems and a Master’s of International Management from the American Graduate School of International Management.

Dr. Richard J. Paver, Director - Dr. Paver is a Family Practice Physician who currently serves with the US Navy. In 1988, Commander Paver was commissioned in the Medical Corps under the HPSP program, graduating from the College of Osteopathic Medicine of the Pacific in 1992. He performed his internship at Naval Hospital Camp Pendleton and completed his Residency in Family Practice in 1995. Immediately thereafter he reported for duty to Branch Medical Clinic, Sasebo, Japan where he served as staff physician. In October 1998, he reported to Naval Hospital, Okinawa, Japan where he served as Department Head of Evans and Bush Branch Medical Clinics. In July 2002, he reported to Naval Hospital, Rota, Spain where he has served in a variety of capacities of steadily increasing responsibility, and in his current role as Director of Medical Services since June 2004. Dr. Paver is an actively practicing physician with both outpatient and in-patient responsibilities, including obstetrics. He brings an interest and experience in performance improvement activities such as: IM/IT utilization in the practice setting; HIPPA implementation; cost, productivity and workload analyses; JCAHO sustainment and coding. Current appointments include the Executive Committee of the Medical Staff and the Executive Steering Committee. He has maintained board certification with the American Academy of Family Practice since 1995 with re-certification in July 2001.

William L. Sklar, Director - Mr. Sklar has operated Willmar Management Corp., a consultancy providing business and financial services since 1988. Since 1999, he has acted as a consultant to Secure Electrans Ltd., a UK provider of domestic electric meters. He served as director and Vice Chairman for Metro Toronto Housing Authority a Provincial-Federal board overseeing 32,000 rental units in Toronto from 1983-1989 Mr. Sklar was appointed a Director on January 17, 2004.

T. Marshall Wilde Director - has been a marketing consultant since February 2006. From June 2005 to January 2006 Marshall was VP Sales for Clarity Systems in Toronto. Marshall was the Managing Director Canada between February 2003 and June 2005, for Sybase Canada a $1 billion software Industry leader with technology and solutions that integrate platforms, databases and applications. Between February 2000 and September 2002 Marshall was Director, Field Operations for SAP Canada, Inc. SAP is the Global leader in inter-enterprise business application software with over 28,000 employees and revenues of $6 billion.

Craig S. Barrow - Mr. Barrow has been Chief Financial Officer since August 30, 2006. Mr. Barrow served as Vice President of Finance and Chief Financial Officer of North Coast Health Systems (1985-1986) where he restructured the organizations debt financing to significantly reduce debt service to improve profitability and cash flow. He has been launching successful technology businesses for over fifteen years. While at Owens Illinois (1973 - 1985), Craig developed an advanced computer system for reviewing and analyzing corporate reporting information. This system revolutionized the way Fortune 500 companies managed their business. Comshare commercialized this system with Mr. Barrow leading the way as Vice President of Marketing from 1986 to 1991. During that time the company’s software sales grew from around $10M to over $150M while its stock grew by over 300%. The company came to control more than 50% of the global market. From 1991 to 1996 Craig was the Principal at Barrow & Associates, a Sales and Marketing consulting firm, and worked with numerous technology companies to launch products that gained significant market share. These companies included Dun & Bradstreet, Pilot Software, IRI Software and Oracle. In 1996 Oracle hired Mr. Barrow to help launch its Data Warehousing business. Craig was responsible for Data Warehousing in the Americas. During his five years at Oracle (1996 - 2000) Data Warehousing grew to become a $1B business for the company.

TERM OF OFFICE

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

EMPLOYEES

As of February 28, 2007, PaperFree and had approximately 20 full-time employees, and 4 part-time employees. None of our employees is represented by a labor organization. We maintain various employee benefit plans and we believe we have excellent relations with our employees.

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

AUDIT COMMITTEE

The Board of Directors does not believe that an audit committee is required at this time.

Identification of Audit Committee

The Company does not have a separately-designated standing audit committee.

CODE OF ETHICS

As part of our shift to a Professional Employer Organization relationship, the company adopted the Code of Ethics shown as Exhibit A to this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2007 and 2006.

	Annual Compensation				Long Term Compensation Awards
Name & Position	Year	Salary	Bonus	Other Compensation	Restricted Stock Awards	Securities Underlying Options/SAR
William L. Sklar -Director/CFO from 3/1/06 - 8/1/06	2007 2006	$ 20,000 $ 10,000	- -	- -	- -	- -
Stephen Hawksworth - President & CEO	2007	$100,000	20,000	-	-	-
Craig S. Barrow - Chief Financial Officer	2007	$ 84,000[1]	-	-	-	-

1 Salary since August 30, 2006

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007 only the corporate officers had complied with this regulation. Subsequent to year end adequate filings were received by board members Bailey and Paver.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at May 23, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock
	William L. Sklar, Director 513 Roselawn Ave. Toronto, Ontario M5N 1K2	1,944,643	2.4%

	T. Marshall Wilde, Director	20,667	0%
All current executive officers and directors as a group		1,965,310	2.4%
Class C Preferred	William L. Sklar, Director	30,000	33%
	David L. Bailey, Director	30,000	33%
	Richard J. Paver, Director	30,000	33%
All current executive officers and directors as a group		90,000	100%

The percent of class is based on 82,561,908 shares of common stock issued and outstanding as of May 23, 2007.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PaperFree leases office space from a related party at a rate of $10,000 per month. This lease expires in 2023. In addition, certain minority shareholders have made cash advances to the Company at various times. These advances are due on demand, bear no interest and are unsecured. Interest expense is imputed at a rate of 8.25% and $17,922 of imputed expense was recorded during the year ended February 28, 2007. At February 28, 2007, the total amount owed to related parties in connection with these transactions was $249,808.

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

ITEM 13: EXHIBITS AND REPORTS

a.  During the year two (2) form 8-Ks were filed. The first on September 1, 2006 announced the resignation of Mr. William Sklar as President, CEO and CFO and the appointment of Mr. Stephen Hawksworth as President and CEO and Mr. Craig S. Barrow as CFO. The second form 8-K filed February 4, 2007 announced the renewal of Mr. Hawksworth’s emloyment agreement as President and CEO.

b.   In October 2006 a form SB-2 was filed registering 19,428,000 shares of common stock to support both the convertible debenture and the DBC acquisition (see Note 10).

c.   On December 21, 2006 the company filed form S-8 registering the 2006 directors, officers, employees and consultants Stock option, stock warrant and stock award plan.

d.   Exhibit A is the company’s Code of Ethics and Principles for Senior Officers

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal year ended February 28, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-KSB and review of the quarterly financial statements included in our Form 10-QSB for services that are normally provided by the accountant in connection with statutory and regulatory filings for engagements for these fiscal periods were approximately $15,707.

Audit-Related Fees
None.

Tax Fees

None

All Other Fees

None.

Exhibit	Description
A	Corporate Code of Ethics and Standards of Conduct
31.1	Certification required by Rule 13a-14(b) or Rule 15d-14(b)
31.2	Certification required by Rule 13a-14(b) or Rule 15d-14(b)
32.1	Certification required by section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
32.2	Certification required by section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

Dated: May 25, 2007	By: /s/ Stephen Hawksworth
Stephen Hawksworth, President & Chief Executive Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 25, 2007	By:/s/ William L Sklar	By: /s/ David Bailey
	William L. Sklar, Director	David Bailey, Director

Date: May 25, 2007	By / s/ Richard Paver	By: /s/ T. Marshall Wilde
	Richard Paver , Director	T. Marshall Wilde , Director

Exhibit A: Code of Ethics and Standards of Conduct

BUSINESS ETHICS POLICY

1. PURPOSE:

Company associates will maintain the highest ethical standards in the conduct of Company affairs. Intent of this policy is that each associate will conduct the Company's business with integrity and comply with all applicable laws in a manner that excludes considerations of personal advantage or gain.

The following is a summary of the Company's policy with respect to (1) gifts, favors, entertainment and payments given or received by Company associates, (2) potential conflicts of interest and (3) certain other matters:

2. GENERAL POLICY APPLICATION:
 A. Gifts, Favors, and Payments by the Company:
Gifts, favors, and payments may be given to others at Company expense, if they meet all of the following criteria:
   1. They are consistent with accepted business practices
   2. They are of sufficiently limited value and in a form that will not be construed as a bribe or payoff
   3. They are not in violation of applicable law and generally accepted ethical standards; and
   4. Public disclosure of the facts will not embarrass the Company
   5. Payments, commissions or other compensation to or for the benefit of associates of customers (or their family members or associates) not required by written contract are contrary to Company policy.
 B. Gifts, Favors, Entertainment and Payments Received by Company Associates:
   1. Associates shall not seek or accept for themselves or others any gifts, favors, entertainment, payments without a legitimate business purpose nor shall they seek or accept personal loans than conventional loans at market rates from lending institutions) from any persons or business organizations that do or seek to do business with or is a competitor of the Company. In the application of this policy:

Associates may accept for themselves and members of their families common courtesies usually associated with customary business practices. These include but are not limited to:
    • Lunch and/or dinner with vendors sometimes including spouses as long as the invitation is extended by the vendor.
    • Gifts of small value from vendors such as calendars, pens, pads, knives, etc.
    • Tickets to events (such as sports, arts, etc.) are acceptable if offered by the vendor and the vendor accompanies the associate to the event. These are not to be solicited by the company associate and must be approved by the appropriate company officer.
    • Overnight outings are acceptable under the condition that individuals from either other companies or the vendor are in attendance. The associate must have prior approval from the appropriate company officer.
    • The receipt of alcoholic beverages is discouraged.
    • Gifts of perishable items usually given during the holidays such as hams, cookies, nuts, etc., are acceptable.

A strict standard is expected with respect to gifts, services, discounts, entertainment or considerations of any kind from suppliers.

Day outings such as golf, fishing, and hunting are acceptable with prior approval from the appropriate company official. The vendor must be in attendance and participation by the associate's family members is not acceptable.

Use of vendor's facilities (vacation homes, etc.) by associates or families for personal use is prohibited. In the event the vendor is present for the duration of the visit such a situation is acceptable as long as it is only once per year and for limited duration, i.e. a long weekend. The associate must have prior approval from the appropriate company officer.

It is never permissible to accept a gift in cash or cash equivalent such as stocks or other forms of marketable securities of any amount.

2. Management associates should not accept gifts from those under their supervision of more than limited value.

C. Conflicts of Interest:

Associates should avoid any situation which involves or may involve a conflict between their personal interest and the interest of the Company. As in all other facets of their duties, associates dealing with customers, suppliers, contractors, competitors or any person doing or seeking to do business with the company are to act in the best interest of the company Each associate shall make prompt and full disclosure in writing to their manager of any potential situation which may involve a conflict of interest. Such conflicts include:

1. Ownership by associate or by a member of their family of a significant interest in any outside enterprise which does or seeks to do business with or is a competitor of the company.

2. Serving as a director, officer, partner, consultant, or in a managerial or technical capacity with an outside enterprise which does or is seeking to do business with or is a competitor of the company. Exceptions to this can be approved by the Chief Executive Officer of PaperFree Medical Solutions.

3. Acting as a broker, finder, go-between or otherwise for the benefit of a third party in transactions involving or potentially involving the Company or its interests.

4. Any other arrangements or circumstances, including family or other personal relationships, which might dissuade the associate from acting in the best interest of the company.

D. Compliance:
Any violation of this policy will subject the associate to Administrative disciplinary action or immediate discharge. Any Company associate having knowledge of any violation of the policy shall promptly report such violation to the appropriate level of management. Each vice president and company officer of PaperFree Medical Solutions is responsible for compliance in their area of responsibility. When questions arise concerning any aspect of this policy, contact the corporate Chief Financial Officer.

CODE OF ETHICS FOR SENIOR OFFICERS

1. Introduction and Scope.

This Code of Ethics for Senior Officers (the “Code”) applies to all executive officers of PaperFree Medical Solutions, Inc. a Nevada corporation (“PaperFree” or the “Company”), and their respective subsidiaries and affiliates (collectively, the “Consolidated Company”), specifically including the Chief Executive Officer, Chief Financial Officer and Comptroller, as well as the heads of each operating unit and the senior financial officers of each operating unit (each a “Senior Officer” and, collectively, the “Senior Officers”). Agents, representatives and consultants of the Consolidated Company are expected to act in the Consolidated Company's best interests and in accordance with high ethical standards. Conduct that is improper for the Consolidated Company or its Senior Officers to engage in directly may not be engaged in by the use of agents, representatives or consultants.

Each officer, director and employee is expected to act in good faith and with integrity in the performance of his/her responsibilities on behalf of the Consolidated Company and in compliance with all applicable laws, rules and regulations. The Senior Officers are committed to:
 • Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
 • Full, fair, accurate, timely and understandable disclosure in reports and documents that the Consolidated Company files with, or submits to, the Securities and Exchange Commission and in other public communications;
 • Compliance with applicable laws, rules and regulations; and
 • Maintaining the Consolidated Company's books and records in accordance with applicable accounting policies, laws, rules and regulations.

The Consolidated Company intends not just to comply with legal requirements but to conduct its business in accordance with a high level of honesty and integrity. This Code is intended to supplement the Consolidated Company's existing business conduct compliance policies (including, specifically, those listed in Appendix A hereto). The Senior Officers must comply with these policies and with all applicable rules and standards of the Securities and Exchange Commission, the Financial Accounting Standards Board, the New York Stock Exchange, and other regulatory bodies. Those who violate this Code will be subject to disciplinary action, up to and including termination of employment. Violations and waivers of, and amendments to, this Code will be disclosed as required by law.

This Code sets forth the basic principles that guide the business conduct of the Consolidated Company, and is intended to comply with the provisions of the Sarbanes-Oxley Act of 2002 and its implementing regulations, as the same may be amended from time to time. This Code is a statement of the fundamental principles that govern Senior Officers in the conduct of the

Consolidated Company's business. It is not intended to, and does not, constitute an employment contract or assurance of continued employment, and does not create any rights in any employee, client, supplier, competitor, shareholder or any other person or entity.

2. Application.

In performing his or her duties, each of the Senior Officers must:
•
Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest as defined in this Code or in the applicable Conflicts of Interest Policy of the Consolidated Company;

•
Report to the Audit/Conflicts Committee of the Board of Directors any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict;

•
Provide, or cause to be provided, full, fair, accurate, timely, and understandable disclosure in reports and documents that the Consolidated Company files with or submits to the Securities and Exchange Commission and in other public communications;

•	Comply and take all reasonable actions to cause others to comply with applicable governmental laws, rules, and regulations; and
•	Promptly report violations of this Code to the Audit/Conflicts Committee.

3. Books and Records

Full, fair, accurate, timely and understandable disclosures in the Consolidated Company's periodic reports filed with the Securities and Exchange Commission and in the Consolidated Company's public documents are both legally required and essential to the success of the Consolidated Company's business. Accordingly, Senior Officers will use their best efforts to provide shareholders with information that is accurate, complete, timely and understandable. They will cause all books and records of the Consolidated Company to be kept accurately in accordance with generally accepted accounting principles (“GAAP”), and in a manner designed to reflect fully and fairly all Consolidated Company transactions, and to permit the Consolidated Company's filings with the Securities and Exchange Commission and other public disclosures to be complete and accurate in all material respects.

The Consolidated Company will maintain internal controls to ensure that:
•	Transactions are properly authorized;
•	Assets are safeguarded;
•	Operations are conducted in accordance with directives of the PaperFree Medical Solutions, Inc. Board of Directors and management; and
•	Financial records are reliable.

All of the Consolidated Company's books, records, accounts, and financials must conform both to applicable legal requirements and to the Consolidated Company's system of internal controls. The Consolidated Company will maintain disclosure controls to ensure that required information is recorded, processed, summarized and reported as required by law and regulation and within the time periods specified.

Each Senior Officer will promptly bring to the attention of the Board of Directors any material information of which he or she may become aware that could affect such disclosures. The Chief Executive Officer and each senior financial officer shall promptly bring to the attention of the Board of Directors any information he or she may have regarding:

•	Significant deficiencies in the design or operation of internal controls which could adversely affect the ability to record, process, summarize and report financial data;
•	Any fraud, whether material or not, that involves management or any other employee who has a significant role in financial reporting, disclosure or internal controls; or
•	Any material violation of any law, rule or regulation (including the securities laws) applicable to the Consolidated Company or the operation of its businesses; or
•	This Code.

4. Conflicts of Interest.

Senior Officers should avoid all possible conflicts of interest. A conflict of interest exists when the private interest of a Senior Officer interferes with that person's ability to advance the legitimate interests of the Consolidated Company. A conflict may arise when a senior officer takes actions or has interests that may make it difficult to perform his or her Consolidated Company duties objectively and effectively, or when or members of such officer's family receive improper personal benefits as a result of the Senior Officer's position in the Consolidated Company. Confidential information acquired by a Senior Officer during the performance of his or her work must not to be used for personal advantage. Senior Officers must avoid any investment, interest, or association that interferes, might interfere, or might appear to interfere with such officer's independent exercise of judgment in the Consolidated Company's best interests.

The Consolidated Company will take such actions as are necessary and proper to remove the conflict, which may include procedural safeguards, removal of a Senior Officer's discretion in the area of conflict, reassignment of job responsibilities, reassignment of such officer, or prohibition against continued participation in the conflicting activity. The resolution of a potential conflict situation is not a violation or waiver of this Code or the Consolidated Company's Conflict of Interest Policy.

5. Compliance with Laws, Rules and Regulations.

The Consolidated Company is committed to conducting business in accordance with all applicable laws, rules and regulations and in accordance with the highest standards of business ethics. Senior Officers must use their best efforts to become well informed as to the laws and regulations applicable to the Consolidated Company's business and apply such knowledge to their business conduct. Senior Officers must conduct themselves in a manner to avoid even the appearance of improper behavior. If a local custom or law requires less stringent standards than this Code or applicable Consolidated Company policy, such officers still must comply with the Code and Consolidated Company policy. If a local law or regulation actually conflicts with this Code, Senior Officers must comply with the law or regulation. However, if local custom or policy conflicts with this Code, then such officers must comply with the Code.

6. Internal Reporting and Administration

Any questions regarding application of the law or the appropriateness of a particular course of conduct should be referred to the General Counsel of PaperFree Medical Solutions, Inc., the General Auditor of PaperFree Medical Solutions, Inc. or other appropriate personnel. Suspected violations of law or policy should be reported to the General Counsel of PaperFree Medical Solutions, Inc. the General Auditor of PaperFree Medical Solutions, Inc. It is the Consolidated Company's policy to provide a working environment free from retaliation based on an employee's good faith reporting or disclosing of any violation of law, this Code or other policy. Reports may be made anonymously.

7. Waivers of the Code.

Changes in, and waivers of, this Code may be made only by the Board of Directors of PaperFree Medical Solutions, Inc. (or a duly authorized Committee thereof) and will be disclosed promptly as required by applicable law or stock exchange regulation.

8. Enforcement

Those who violate this Code will be subject to disciplinary action, up to and including termination of employment.