Form 10QSB
period 2007-05-31
PaperFree Medical Solutions, Inc.
filed 2007-07-16
CIK 1171546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Ö]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended May 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________to ________________

Commission File No.333-86706

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

State issuer’s revenues for its most recent fiscal year: $867,208

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 89,311,857 as at July 11, 2007

Transitional Small Business Disclosure Format:

Yes	_______	No X

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2007 are not necessarily indicative of the results that can be expected for the year ending February 28, 2008.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
Current assets	May 31, 2007	February 28, 2007
Cash	$ 318,359	$ 286,293
Accounts receivable, net of the allowance of $80,558 and $80,558	54,010	82,798
Deferred financing costs – current portion	55,877	40,494
Prepaid and other current assets	10,714	24,974
Total current assets	438,960	434,559
Fixed assets, net of accumulated depreciation of $141,929 and $134,014	158,103	150,366
Deferred financing costs	71,462	41,556
Other assets	-	3,569
Total assets	$ 668,525	$ 630,050

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$338,747	$275,000
Stock payable	86,774	112,725
Notes payable - related parties	239,252	249,808
Lines of credit	3,886	6,594
Mandatorily redeemable Series C Preferred Stock, $.001 par value, 90,000 shares authorized, issued, and outstanding	75,600	75,600
Derivative liabilities	80,943	103,469
Total current liabilities	825,202	823,196
Callable secured convertible notes payable	1,812,132	1,433,849
Total liabilities	2,637,334	2,257,045

Stockholders' equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B Preferred Stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par valued, 500,000,000 shares authorized, 84,061,857 and 76,561,857 shares issued and outstanding	84,061	76,561
Additional paid-in-capital	61,888,404	61,871,773
Accumulated deficit	(63,941,274)	(63,575,329)
Total stockholders' (deficit)	(1,968,809)	(1,626,995)
Total liabilities and stockholders' (deficit)	$668,525	$630,050

See Notes to Financial Statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended May 31,
	2007	2006
Revenue	$ 203,935	$ 134,063

General and administrative expenses	481,796	445,731
Net loss from operations	(277,861)	(311,668)

(Gain)/Loss on derivatives	(37,100)	96,848
Registration rights penalties	-	48,000
Interest expense	125,184	76,947
Net loss	$ (365,945)	$ (533,463)

Basic and diluted earnings per share	$ (0.00)	$ (0.01)

Weighted average shares outstanding	79,692,292	68,761,857

See Notes to Financial Statements

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months ended May 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (365,945)	$ (533,463)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	7,915	7,486
Deferred financing costs amortization	9,711	8,334
Convertible debt discount amortization	72,457	36,619
Stock options for services	6,430	-
Imputed interest	2,851	-
(Gain)/Loss on derivatives	(37,100)	96,848
Common stock issued for services	5,250	4,400
Changes in assts and liabilities:
Accounts receivable	28,788	15,041
Prepaid and other current assets	17,829	-
Accounts payable and accrued liabilities	63,747	157,858
Deferred revenue	-	25,000
Stock payable	(25,951)	-
CASH USED IN OPERATING ACTIVITIES	(214,018)	(181,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(15,652)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(2,708)	(2,571)
Proceeds from related party advances	3,955	30,727
Repayment of advances to related parties	(14,511)	(22,989)
Proceeds from convertible debt, net of offering costs	275,000	-
CASH PROVIDED BY FINANCING ACTIVITIES	261,736	5,167

NET CHANGE IN CASH	32,066	(176,710)
Cash, beginning of period	286,293	213,368
Cash, end of period	$ 318,359	$ 36,658
Cash paid for:
Interest	$ -	$ 24,428
Income tax	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible debt from derivatives	$ 14,574	$ -
Conversion of note payable to common stock	9,600	-

See Notes to Consolidated Financial Statements

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in form 10-KSB have been omitted.

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “note holders”) on November 30, 2005. This financing facility is composed of callable secured convertible notes (“Notes”) and warrants (“Warrants”).  The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly.. The callable secured convertible notes are convertible into common stock at the note holders' option, at the lower of (i) $2.00 or (ii) 65% of the average of the three lowest intraday trading prices for the common stock for the 20 trading days before but not including the conversion date. The callable secured convertible notes are secured by PaperFree's assets, including inventory, accounts receivable and intellectual property. The agreement restricts the note holder’s ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. Since the financing facility was established, PaperFree has drawn capital in the following traunches:

1.	$800,000 on November 30, 2005 due November 30, 2008, and 1,600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

2.	$200,000 on August 31, 2006 due August 31, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

3.	$200,000 on October 27, 2006 due October 27, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

4.	$300,000 on December 12, 2006 due December 12, 2009, and 600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

5.	$500,000 on February 7, 2007 due February 10, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

6.	$330,000 on May 31, 2007 due May 31, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

PaperFree has incurred direct financing costs of $175,000 associated with the issuance of the convertible notes.  These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Amortization of $9,711 was recorded for the three months ended May 31, 2007.  The following table summarizes deferred financing costs since inception of the notes:

Debt arrangement fees	$ 95,000
Broker fees	45,000
Key man life insurance single premium	20,000
Legal fees	15,000
Less: amortization	(47,661)
Deferred financing costs	$ 127,339

These Notes are a hybrid instrument containing more than one embedded derivative feature. PaperFree contracts an outside consultant to analyze the embedded derivative features in accordance with SFAS No. 133 resulting in a single, compound derivative referred to as the “Single Compound Embedded Derivatives within the Convertible Notes”. The single compound embedded derivative features include the conversion feature within the Convertible Notes, the early redemption option and the Contract Rate adjustment. PaperFree does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. PaperFree evaluates all of it financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model, with changes in the fair value reported as charges or credits to income. For option-based derivative financial instruments, PaperFree uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through May 31, 2007 were as follows:

	Liability as of February 28, 2007	Discount related to additional financing	Gain/Loss for the three months ended May 31, 2007	Liability as of May 31, 2007
Convertible notes	$ 71,936	$ 9,694	$ (13,178)	$ 68,452
Warrants	31,533	4,880	(23,922)	12,491
Total	$ 103,469	$ 14,574	$ (37,100)	$ 80,943

The following summarizes the financial presentation of the Convertible Notes at May 31, 2007:

Face value of convertible notes	$ 2,330,000
Adjustments:
Discount for derivative liability – convertible notes with compound embedded derivatives	(636,321)
Discount for derivative liability – investors warrant	(149,509)
Conversion	(21,758)
Amortization of debt discount	289,720
Convertible notes balance, as adjusted	$ 1,812,132

PaperFree amortized $72,457 of discount related to the convertible notes during the three months ended May 31, 2007.

The Convertible Notes and Warrants are subject to a registration rights agreement which requires PaperFree to register the underlying shares by 90 days from the date of the agreements or pay liquidated damages of 2% of the purchase price of the note each month the securities are not registered. The damages are payable in cash or stock at PaperFree’s option.  If the damages are settled in stock, the conversion rate is the same as the Convertible Notes.  If the shares underlying all outstanding Convertible Notes remain unregistered for 24 months, Paperfree may be required to pay up to $1,118,400 in damages.  Paperfree currently does not have enough shares outstanding to settle in stock.  Paperfree has concluded the likelihood of having to pay these liquidated damages to be remote and has not accrued a liability at this time.
.
NOTE 3 – COMMON STOCK

During the three months ended May 31, 2007, PaperFree issued 750,000 shares valued at $5,250 for services.

During the three months ended May 31, 2007, Paperfree issued 6,750,000 shares of common stock to convert $9,600 of notes payable.

NOTE 4 – STOCK OPTIONS

During the three months ended May 31, 2007, PaperFree granted 1,000,000 stock options valued at $3,933 to its CEO as part of his contract renewal.  The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 7.25%, volatility of 232%, and expected option term of 2.08 years.

During the three months ended May 31, 2007, PaperFree granted 500,000 stock options valued at $2,497 to its CFO.  The options were valued using a Black-Scholes model with the following assumptions: Risk free rate of 7.25%, volatility of 232%, and expected option term of 2.08 years.

NOTE 5 – COMMITMENTS

On March 7, 2007, PaperFree renewed its employment agreement with its CEO.  The terms of the agreement are one year, salary of $100,000 and 1,000,000 additional stock options valued at $3,934.  The options vest 500,000 immediately and 500,000 June 1, 2007.  In addition, the agreement contains a put option from September 6, 2007 allowing the CEO to require the company to purchase up to 1,000,000 shares from him from options he exercises at 90% of the closing price on March 6, 2007.

NOTE 6 - CONTINGENCY

Paperfree has recorded $209,139 owed to a related party as of May 31, 2007. The related party has disputed this amount and claims the amount owed is $321,139. Paperfree believes a settlement of the disputed amount is not probable at this time.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to May 31, 2007:

Paperfree issued 5,250,000 shares for conversion of $6,000 of notes payable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

PaperFree Medical Solutions is a services company delivering end-to-end digital medical office functionality to the healthcare market through the managed services of integrated software applications.  Our target client base is the medical provider practice of ten providers or less with fifty employees or less.  We concentrate on the market geography of the central Midwest states; excluding the major metropolitan areas.  Our stock is listed on the Pink Sheets under the symbol “PFMS.”

Our business is organized around two product-service offerings:

◆
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

◆
LEAPprn - This service offering provides three categories of revenue cycle management services:  a) Complete billing management services; b) Shared billing management services wherein the client performs data entry only; and, c) Licensed/Hosted billing management software wherein the client performs all data and payer business processes using our software.

BUSINESS ENVIRONMENT

Our business intersects two very dynamic industries – healthcare and technology. Our first quarter for this fiscal year has seen changes in the following:
•	Product-Services
•	Operations
•	Financial

Product-Services

Activities that occurred during the period supporting, extending, enhancing and/or improving our product-service offerings are shown below:

LEAPprn:
Significant improvement to our revenue cycle management service offering occurred during the quarter.
•
We have added capability in medical billing-revenue cycle management in the area of Medicare Part A and Part B billing. This expands our market to include therapies (Physical, Occupational & Speech) and facilities (Hospital, Hospice, Nursing homes, etc.)  .

•	Secure electronic document and document management has been extended into the workflow reducing paper-based activities.
•
 Automated remittances is moving into the program logic development phase; which applies to the complicated rules for contracted rates, 503(c) corporate billing and other unique compensation situations.

•
Significant upgrades to our proprietary billing management software have been accomplished in the areas of:  a) Center for Medicare and Medicaid Services (CMS) directed changes in forms and submissions; b) Changes in data definitions as a result of the standardized Electronic Claims requirements; and, c) Conversion of all medical providers to the National Provider Identification number.

MDPaperFree™:
Robust functionality with enhanced delivery capability has been established for the MDPaperFree™ product-service bundle.
•	Communications bandwidth serving the PaperFree Medical Solutions (PFMS) network was dramatically increased by implementing fiber optic channels; replacing the former bonded T-1 connections.
•	Implementation of full Virtual Private Network (VPN) functionality throughout the PFMS Network was completed. This will begin the conversion of all client-site connectivity to this VPN network.
•	Technical Operations completed the integration of the various technologies from our software vendor partners into Version 2.0 of the Digital Medical Office. Functions provided include:
w	Electronic Medical Record
w	Revenue Cycle Management/Practice Management
w	Standard Interfaces for Laboratory, Electronic Prescription, etc.
w	Electronic Document Workflow; i.e. Creation, Storage, Search
w	Integrated Electronic Communications; i.e. Instant Messaging, Electronic Mail, Electronic Facsimile
w	Web Meetings
w	Remote Desktop Management
w	Back-up & Restore
w	Data and Information Security to meet HIPAA requirements

Operations

Sales & Marketing:
The design and development of a new web presence was begun in this quarter. A complete revision of our corporate and product-service collateral material was completed.

The company attended four marketing events for market familiarization and lead generation. Coupled with this effort was the establishment of a Direct Sales force in three key territories.

The company increased clients served by LEAPprn by 20% during the quarter.

Conversion of MDPaperFree™ clients to Version 2.0 of the digital medical office is in process.

Personnel:
We have added personnel in the areas of finance, marketing, sales, and support to support increasing demands by clients and product-service offerings.

A consistent internship program was established with Indiana University Kokomo which has resulted in placement of supporting personnel within key business areas of our company. The energy and eagerness to learn displayed by these interns has had a dramatic and positive effect on corporate and operational culture.

The company has revised the benefits package to place more emphasis on affordable healthcare, retirement planning options, and life insurance. This has been done to attract experienced full-time employees that are focused on the company’s business success.

Legal-Regulatory:
The company has brought all delinquent 941 tax issues to a close during the quarter. Corporate Tax Filings for past fiscal years are being submitted. We expect to be in full compliance with the Internal Revenue Service before the end of the second quarter.

A legacy client that represents over $75,000 in accounts receivable has refused to make payment. We are currently in arbitration with this client to recover these monies.

Billing and Technical Operations personnel attended educational events specifically to prepare for the extensive changes in regulatory environment due to occur this year. Areas of specific activity were implementation of NPI, new data and information security requirements, HL7 data standards, and the emerging National Healthcare Information Technology initiatives.

Financial

Over the past quarter, we have finalized the shift to a standardized and simplified accounting system, with robust internal controls. This shift represents dramatic improvement in regulatory compliance; e.g. SEC filings, as well as support managerial accounting needs in the areas of reporting, pricing, and planning.

In addition to the standardized and simplified accounting system we have introduced new financial personnel in the form of a financial analyst.  This has further improved the reporting system within the company and allowed the executive management team to utilize their resources to their fullest potential.

The financial department has also implemented a corporate budget system over the past quarter.  This has allowed for the tracking of expenses and revenues, while comparing to past performances, thus increasing the company’s ability to gauge performance variances and implement practices to improve them.

Also, an additional investment was made by our funding partner of $330,000.

MANAGEMENT SUMMARY

The nation has decided, and the Federal and State governments are mandating, that medicine join in the digital transformation. Technologies that can improve accuracy, increase productivity, and provide verifiable performance metrics will become the normal state of affairs in healthcare. This is our market offering to the small and mid-sized medical practitioner.

This dramatic shift in the business processes of healthcare is meant to increase efficiencies and reduce costs while enabling the medical practitioner to have more time just for the practice of medicine. As has occurred in other industries, the market is at the beginning stages of adopting specific technologies and applications that deliver point solutions. It is our belief that the learning curve and adoption of integrated digital technologies should not be repeated in healthcare; thus the digital medical office.

The digital medical office is not just Electronic Prescription or Electronic Medical Record (point solutions) in the same way that information technology in manufacturing is not just the accounting or inventory. It is the integration of communications, document management, health record maintenance, web presence, and interfaces to other health practitioners that will transform the local medical office. It is our motto and our business to “Move Your Practice from Paper to Profit”© that we deliver to our clients.

The past quarter has seen remarkable changes in the attitude, aptitude and energy of the company. Our capabilities to attract, implement, and service clients in our core market is now robust. Our market differentiator is increasingly clear. That differentiator is to provide small to mid-sized medical practices with digital technologies that are, currently, only available to large corporations or regional healthcare networks at a price and through a process that is simple and affordable.

RESULTS OF OPERATIONS

Revenue increased $134,063 to $203,935 for the quarter ended May 31, 2007 compared to the same period in 2006. This increase is primarily due to the addition of two customers.

General and administrative expenses increased $36,065 for the quarter ended May 31, 2007 compared to the same period in 2006. This is primarily due to an increase in personnel.

For the quarter ended May 30, 2007, we recorded a gain on derivatives of $37,100 compared to a loss on derivatives of $96,848 in the first quarter of 2006. The gain or loss on derivatives is based on the fair value of the derivatives at the end of each respective period.

The convertible debenture requires that adequate shares be registered to meet conversion needs.  In 2006, the company registered 10,000,000 S-8 shares and 19,428,000 SB-2 shares.  This registration was not completed as specified by the debt holder and liquidated damages were accrued in the amount of $48,000.  The debt holder subsequently waived said damages and the accrual was reversed.

Interest expense was $125,184 for the quarter ended Mary 31, 2007 compared to $76,947 for the comparable period in 2006.  This increase is primarily due to increased borrowing.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-KSB for the year ended February 28, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Unsuccessful Operating History

We have a limited operating history upon which an evaluation of our future prospects can be made. Our prior business history has been limited to the publication and distribution of industry and profession specific wall planners.  Currently, we are engaged in the provision of Billing Services as well as the sale of computerized Practice Management and Electronic Medical Record solutions to medical practitioners. We are not yet profitable. There is no guarantee that we will be able to raise the financing necessary to develop any future business plan we may adopt.

If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of May 31, 2007, we had cash on hand in the amount of $318,359. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

Forward-Looking Statements

This prospectus contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the Risk Factors section and elsewhere in this prospectus.

Description of Properties

PaperFree leases office premises from the former owner of KMS Medical Solutions, Inc.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:
Based on their evaluation of our disclosure controls and procedures (as defined in Rule 13a−15e under the Securities Exchange Act of 1934 (the "Exchange Act")), our principle executive officer and principle financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10−QSB such disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The deficiencies in our internal control related to consolidation of subsidiaries and accrual of liabilities. These deficiencies have been disclosed to our Board of Directors. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. We are in the process of improving our internal control over financial reporting in an effort to remediate these deficiencies by improving supervision and increasing training of our accounting staff with respect to generally accepted accounting principles, providing additional training to our management regarding use of estimates in accordance with generally accepted accounting principles, adding additional accounting personnel to assist daily transactions, and increasing the frequency of internal financial statement review.

Changes in internal controls:
Significant changes in PaperFree's internal controls include the implementation of an annual budgeting process and the addition of a financial analyst enabling a larger span of control for financial oversight

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

    NONE

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

(b) Reports on Form 8K

On April 2, 2007 we filed on form 8K a notice that the company had renewed the employment agreement of Mr. Stephen Hawksworth as CEO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC.

(Registrant)

/s/Stephen Hawksworth	/s/ Craig S. Barrow
Name:Stephen Hawksworth	Name: Craig S. Barrow
Title: Chief Executive Officer	Title: Chief Financial Officer

Date:  July 16, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.