Form 10QSB
period 2007-08-31
PaperFree Medical Solutions, Inc.
filed 2007-10-15
CIK 1171546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Ö]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2007

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

1817 Dogwood Dr, Kokomo, Indiana 46902
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
Yes                    No 

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.             Yes                    No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)           Yes                   No 

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

$75,050 as of October 9, 2007 based on the last sale price of our shares

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  93,811,908 as of October 9, 2007

FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	August 31, 2007	February 28, 2007
Current assets
Cash	$ 6,528	$ 286,293
Accounts receivable, net of allowance of $124,932 and $80,558	44,374	82,798
Prepaid and other current assets	8,015	24,974
Total current assets	58,917	394,065

Property, plant and equipment, net of accumulated depreciation of $149,719 and $134,014	150,313	150,366
Deferred financing costs	129,236	82,050
Other Assets	-	3,569
Total assets	$ 338,466	$ 630,050

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 417,044	$ 275,000
Stock payable	86,774	112,725
Notes payable - related parties	254,928	249,808
Lines of credit	1,122	6,594
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Derivative liabilities	239,908	103,469
Total current liabilities	1,075,376	823,196

Callable secured convertible notes payable, net	2,031,092	1,433,849
Total Liabilities	3,106,468	2,257,045

Stockholders’ deficit
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
93,811,908 and 76,561,857 shares issued and outstanding	93,811	76,561
Additional paid-in capital	61,886,660	61,871,773
Accumulated deficit	(64,748,473)	(63,575,329)
Total stockholders’ deficit	(2,768,002)	(1,626,995)

Total liabilities and stockholders’ deficit	$ 338,466	$ 630,050

See Notes to Financial Statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months ended August 31		Six Months ended August 31,
	2007	2006	2007	2006

Revenues	$126,107	$234,968	$330,042	$369,031

Operating expenses:
General and Administrative	691,967	419,189	1,165,848	857,434
Depreciation	7,790	1,043	15,705	8,529
Net loss from operations	(573,650)	(185,264)	(851,511)	(496,932)

Other income and expense:

Gain (loss) on derivatives	(107,245)	97,903	(70,145)	1,055
Law suit settlement	-	-	-	(96,000)
Registration rights penalties	-	(48,000)	-	-

Interest expense	(126,304)	(51,944)	(251,488)	(128,891)

Net loss	$(807,199)	$(187,305)	$(1,173,144)	$(720,768)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding	88,578,212	68,974,769	83,560,549	68,867,731

See Notes to Financial Statements

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended August 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,173,144)	$ (720,768)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	15,705	8,529
Deferred financing costs amortization	30,314	16,667
Convertible debt discount amortization	118,520	76,289
Imputed interest	7,161	13,799
(Gain) loss on derivatives	70,145	(1,055)
Common stock issued for service	5,250	11,900
Employee stock options	6,430	-
Changes in assets and liabilities:
Accounts receivable	38,424	(39,917)
Prepaid and other current assets	20,528	-
Deferred revenue	-	5,000
Stock payable	(25,951)	-
Accounts payable and accrued liabilities	145,357	376,380
CASH USED IN OPERATING ACTIVITIES	(741,261)	(253,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,652)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(5,472)	(3,513)
Advances from related party	41,724	65,076
Repayment of advances to related party	(36,604)	(35,387)
Proceeds from convertible debt, net of offering costs	477,500	195,000
CASH PROVIDED BY FINANCING ACTIVITIES	477,148	221,176

NET CHANGE IN CASH	(279,765)	(32,000)
Cash, beginning of period	286,293	213,368
Cash, end of period	$ 6,528	$ 181,368

Cash paid for:
Interest	$ -	$ 36,301
Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion of note payable to common stock	$ 13,297	$ -
Discount on convertible debt from derivatives	66,294	54,295

See Notes to Consolidated Financial Statements

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-KSB. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in Form 10-KSB have been omitted.

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “note holders”) on November 30, 2005. This financing facility is composed of callable secured convertible notes (“Notes”) and warrants (“Warrants”).  The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly. The callable secured convertible notes are convertible into common stock at the note holders' option, at the lower of (i) $0.05 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock for the 20 trading days before but not including the conversion date. The callable secured convertible notes are secured by PaperFree's assets, including inventory, accounts receivable and intellectual property. The agreement restricts the note holder’s ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of August 31, 2007 the note holder’s and their affiliates held approximately 4.0% of the aggregate outstanding shares.  However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. Since the financing facility was established, PaperFree has drawn capital in the following traunches:

1.	$800,000 on November 30, 2005 due November 30, 2008, and 1,600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

2.	$200,000 on August 31, 2006 due August 31, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

3.	$200,000 on October 27, 2006 due October 27, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

4.	$300,000 on December 12, 2006 due December 12, 2009, and 600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

5.	$500,000 on February 7, 2007 due February 10, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

6.	$330,000 on May 31, 2007 due May 31, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

7.	$249,750 on July 24, 2007 due July 24, 2014 and 20,000,000 warrants to purchase common stock at an exercise price of $.0012 per share.

PaperFree has incurred direct financing costs of $197,500 associated with the issuance of the convertible notes.  These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Amortization of $20,603 was recorded for the three months ended August 31, 2007.  Amortization of $30,314 was recorded for the six months ended August 31, 2007.  The following table summarizes deferred financing costs since inception of the notes:

Debt arrangement fees	$ 117,500
Broker fees	45,000
Key man life insurance single premium	20,000
Legal fees	15,000
Less: amortization	(68,264)
Deferred financing costs	$ 129,236

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through August 31, 2007 were as follows:

	Liability as of February 28, 2007	Discount related to additional financing	Gain/Loss for the six months ended August 31, 2007	Liability as of August 31, 2007
Convertible notes	$ 71,936	$ 46,415	$ 95,066	$ 213,417
Warrants	31,533	19,879	(24,921)	26,491
Total	$ 103,469	$ 66,294	$ 70,145	$ 239,908

Discount related to additional financing of convertible debt is added to derivative liability and has no effect on derivative gain or loss.

The following summarizes the financial presentation of the Convertible Notes at August 31, 2007:

Face value of convertible notes	$ 2,579,750
Adjustments:
Discount for derivative liability – convertible notes with compound embedded derivatives	(669,728)
Discount for derivative liability – investors warrant	(164,508)
Conversion	(25,456)
Cash discount	(24,750)
Amortization of debt discount	335,783
Convertible notes balance, net	$ 2,031,091

Paperfree amortized $46,063 and $118,520 of discount related to the convertible notes during the three and six months ended August 31, 2007, respectively.

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

NOTE 3 - COMMON STOCK

During the six months ended August 31, 2007, PaperFree issued 750,000 shares valued at $5,250 for services.

During the six months ended August 31, 2007 PaperFree issued 16,500,000 shares of common stock to convert $13,299 of notes payable.

Fair value for common shares issued in connection with services was determined using the quoted stock price on the date of grant.

NOTE 4 – WARRANTS AND OPTIONS

The following table provides a summary of warrants and options:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)
Outstanding at February 28, 2007	6,519,600	$ 0.08
Granted	26,500,000	0.01
Exercised	-	-
Forfeited /Expired	-	-

Outstanding at August 31, 2007	33,019,600	$0.01	$ 596,810	7.0

Exercisable at August 31, 2007	33,019,600

During the six months ended August 31, 2007 PaperFree granted 1,000,000 stock options valued at $3,933 to its CEO as part of his contract renewal.  The options were valued using a Black-Scholes model with the following assumptions:  Risk free rate of 7.25%, volatility of 232%, and expected option term of 2.08 years.

During the six months ended August 31, 2007, PaperFree granted 500,000 stock options valued at $2,497 to its CFO.  The options were valued using a Black-Scholes model with the following assumptions:  Risk free rate of 7.25%, volatility of 232%, and expected option return of 2.08 years.

No stock options or warrants were exercised during the six months ended August 31, 2007.

NOTE 5 - CONTINGENCIES

PaperFree has recorded $209,139 owed to a related party as of May 31, 2007. The related party has disputed this amount and claims the amount owed is $321,139. Paperfree believes a settlement of the disputed amount is not probable at this time.  Litigation has been undertaken on the power of the company to resolve this and other disputes.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). This Interpretation provides guidance on recognition, classification and disclosure concerning uncertain tax liabilities. The evaluation of a tax position requires recognition of a tax benefit if it is more likely than not it will be sustained upon examination. We adopted this Interpretation effective March 1, 2007. The adoption did not have a material impact on our consolidated financial statements.

NOTE 7 – SUBSEQUENT EVENTS

On September 14, 2007, we acquired additional funding in the amount of $175,000 from our funding partners.  The terms of this note are 8% interest per annum, due three years from date of note.  In addition, 5,000,000 warrants were issued with this note.  The discount on this note is $15,000. The convertible features of this note are the same as the previous notes issued, which is discussed in Note 2 above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

EXECUTIVE OVERVIEW

PaperFree Medical Solutions is a services company delivering digital medical office functionality to the healthcare market through the managed services of integrated software applications.  Our target client base is the medical provider practice of ten providers or less with fifty employees or less.  We concentrate on the market geography of the central Midwest states; excluding the major metropolitan areas.  Our stock is listed on the Pink Sheets under the symbol “PFMS.”

Our business is organized around two product-service offerings:

•
MDPaperFree™ - This service offering is a service bureau providing integrated digital office technologies to the medical provider practice on a managed services provisioning (“MSP”) basis. The technologies provided include, but are not limited to:  a) Electronic Medical Record; b) Secure Document Management; c) Office Productivity Tools; d) Internet Presence; e) Data and Computing Security; f) Information Security; and g) Back-up/Restore/Contingency Services.

•
LEAPprn - This service offering provides three categories of revenue cycle management services:  a) Complete billing management services; b) Shared billing management services wherein the client performs data entry only; and, c) Licensed/Hosted billing management software wherein the client performs all data and payer business processes using our software.

BUSINESS ENVIRONMENT
Our business intersects two very dynamic industries – healthcare and technology. Our second quarter for this fiscal year has seen changes in the following:
•	Operations
•	Financial

Operations

Facilities:

We have consolidated two leased office spaces into one producing cost savings estimated to be 60% of prior years’ expenditures.  This resulted in a move of our principal offices from 121 W. Sycamore St., Kokomo IN, 46901 to 1817 Dogwood Dr., Kokomo IN, 46902.

We have rebuilt the Data and Network Operations Center in our new facility with greater capacity and increased redundancy. This rebuild has resulting in improved server up-times as well as lower environmental load (cost).

Sales & Marketing:

We have retained a professional in the new role of Vice-President, Business Development.

Personnel:

We have retained a technical professional in the role of Technical Director.

Legal-Regulatory:

A legacy client that represents over $75,000 in accounts receivable has refused to make payment. We are currently in arbitration with this client to recover these monies.

We have initiated litigation with the founder of KMS Computer Services over contractual disputes. We entered into this litigation after fifteen (15) months of continual negotiations failed to resolve the core issues.

Governance:

The following changes took place to the board of directors to be effective on October 12, 2007.  These changes include the following:  Dr. Paver resigned as a board member, Craig S. Barrow elected to the board of directors, William Sklar resigns as chairmen of the company, and Craig S. Barrow elected as chairmen of the company.

This disclosure is in lieu of filing an 8K consistent with SEC regulations; these events are contemporaneous with the filing of this 10QSB.

Financial

Over the past quarter, we have finalized the shift to a standardized and simplified accounting system, with robust internal controls. This shift represents dramatic improvement is regulatory compliance; e.g. SEC filings, as well as support managerial accounting needs in the areas of reporting, pricing, and planning.

Management believes that the company’s stock is undervalued.  The board of directors has authorized, on September 20, 2007, a stock buy back program to purchase treasury stock.  This program will be implemented beginning in the third quarter of the fiscal year 2008.

MANAGEMENT SUMMARY

Our recent consolidation of offices into a single location has increased the impact on attitude, aptitude and energy of the company noted in the first quarter filing. Management believes that the ‘clean up’ period here has been successfully concluded. The entire company is singularly focused on growth through superior customer service, increasing our client base, and expanding our service offerings. Our role is to improve the business of medical practice for independent medical providers.

RESULTS OF OPERATIONS

Three months ended August 31, 2007 vs. 2006

Revenue decreased $108,861 to $126,107 for the quarter ended August 31, 2007 compared to the same period in 2006. This decrease is primarily due to the decrease of revenues from two clients whose service terms are coming to end.

General and administrative expenses increased $272,778 for the quarter ended August 31, 2007 compared to the same period in 2006.

For the quarter ended August 31, 2007, we recorded a loss on derivatives of $107,245 compared to a gain on derivatives of $97,903 in the second quarter of 2006. Gains and losses on derivatives are based on the fair value of the derivatives at the end of each respective period.

The convertible debenture requires that adequate shares be registered to meet conversion needs.  In 2006, the company registered 10,000,000 S-8 shares and 19,428,000 SB-2 shares.  Of the 19,428,000 shares registered, 175,000 shares were issued on the S-8 for the acquisition of Doctors’ Billing Corporation.  Of the remaining 19,253,000 shares, up to 10,000,000 shares were reserved to support anticipated Directors, Officers, Employees, and Consultants options and warrants plan.  The balance of shares registered were to support the callable secured convertible notes issued by the company in accordance with the good faith estimate filed in the SB-2 in December 2006 with SEC.  This registration was not completed as specified by the debt holder and liquidated damages were accrued in the amount of $48,000.  The debt holder subsequently waived said damages and the accrual was reversed.

Interest expense was $126,304 for the quarter ended August 31, 2007 compared to $51,944 for the comparable period in 2006.  This increase is primarily due to increased borrowing.

Six months ended August 31, 2007 vs. 2006

Revenue decreased $38,989 to $330,042 for the quarter ended August 31, 2007 compared to the same period in 2006. This decrease is primarily due to the decrease of revenues from two clients whose service terms are coming to end.

General and administrative expenses increased $308,414 for the quarter ended August 31, 2007 compared to the same period in 2006. This is primarily due to an increase in personnel.

For the quarter ended August 31, 2007, we recorded a loss on derivatives of $70,145 compared to a gain on derivatives of $1,055 in the second quarter of 2006. Gains and losses on derivatives are based on the fair value of the derivatives at the end of each respective period.

Interest expense was $251,488 for the quarter ended August 31, 2007 compared to $128,891 for the comparable period in 2006.  This increase is primarily due to increased borrowing.

LIQUIDITY AND CAPITAL RESOURCES

At August 31, 2007, we had $6,528 in cash and equivalents and a working capital deficit of $1,016,459. During the six months ended August 31, 2007, we received $477,500 in net proceeds from our funding partners, which were used to settle an IRS liability, initiate an investor relation and public relation campaign, and for other operating expenses.

On September 14, 2007, we acquired additional funding in the amount of $175,000 from our funding partners.  The terms of this note are 8% interest per annum, due three years from date of note.  In addition, 5,000,000 warrants were issued with this note.  The discount on this note is $15,000. The convertible features of this note are the same as the previous notes issued.

Efforts to significantly reduce expenses has been undertaken by management, which is expected to dramatically reduce operating costs going forward.  Also, the company has hired a Vice President of Business Development and expects future capital funding to be derived from additional client revenues.  Additional monies required beyond those generated from operations will be sought from existing or new funding partners.

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

 If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of August 31, 2007, we had cash on hand in the amount of ($1,381). We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

Paperfree is currently in arbitration with the former owner of KMS Computer Services, Inc. over the disputed amount previously mentioned under Note 5.

Paperfree is currently in arbitration with a former client for the total of his unpaid balance as mentioned in Item 2.

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

Date:  October 15, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, PaperFree has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.