Form 10QSB
period 2007-11-30
PaperFree Medical Solutions, Inc.
filed 2008-01-11
CIK 1171546

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[Ö]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2007

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
Yes ☒                   No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)             Yes                     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  94,561,908 as of January 7,2007

FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
	November 30, 2007	February 28, 2007
Current assets
Cash	$ 127,786	$ 286,293
Accounts receivable, net of allowance of $80,558 and $80,558	23,526	82,798
Prepaid and other current assets	101,530	24,974
Total current assets	252,842	394,065

Property, plant and equipment, net of accumulated depreciation of $159,045 and $134,014	140,987	150,366
Deferred financing costs, long term	62,777	82,050
Other Assets	-	3,569
Total assets	$ 456,606	$ 630,050

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$ 459,492	$ 175,482
Accrued interest	259,157	99,518
Stock payable	86,774	112,725
Notes payable - related parties	26,322	249,808
Lines of credit	-	6,594
Mandatorily redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Derivative liabilities	423,514	103,469
Total current liabilities	1,330,859	823,196

Callable secured convertible notes payable, net of unamortized discount of $2,452,781 and $138,833	2,422,894	1,433,849
Total Liabilities	3,753,753	2,257,045
Stockholders’ deficit
Series A Convertible Preferred Stock, $0.001 par value,
5,000,000 shares authorized, 0 shares issued and outstanding	-	-
Series B Preferred Stock, $0.001 par value, 5,000,000 shares
authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized,
94,561,908 and 76,561,857 shares issued and outstanding	94,561	76,561
Additional paid-in capital	61,887,358	61,871,773
Accumulated deficit	(65,279,066)	(63,575,329)
Total stockholders’ deficit	(3,297,147)	(1,626,995)
Total liabilities and stockholders’ deficit	$ 456,606	$ 630,050

See Notes to ConsolidatedFinancial Statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months endedNovember 30,		Nine Months endedNovember 30,
	2007	2006	2007	2006

Revenues	$105,459	$235,518	$435,501	$565,300

Operating expenses:
General and Administrative	384,799	450,833	1,550,647	1,283,349
Depreciation	9,326	-	25,031	-
Net loss from operations	(288,666)	(215,315)	(1,140,177)	(718,049)

Other income and expense:

Gain (loss) on derivatives	(96,470)	172,447	(166,615)	173,502
Law suit settlement	-	(2,183)	-	(2,183)
Registration rights penalties	-	96,000	-	-
Interest expense	(145,457)	(63,855)	(396,945)	(186,944)

Net loss	$(530,593)	$(12,906)	$(1,703,737)	$(733,674)

Basic and diluted net loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding	94,945,241	69,067,413	87,889,934	68,862,222

See Notes to Consolidated Financial Statements

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended November 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,703,737)	$(733,674)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	25,031	13,706
Deferred financing costs amortization	47,606	15,619
Convertible debt discount amortization	197,459	126,542
Stock options for services	-	49,169
Imputed interest	7,108	13,799
(Gain) loss on derivatives	166,615	(173,502)
Common stock issued for service	6,675	11,900
Employee stock options	6,430	-
Changes in assets and liabilities:
Accounts receivable	59,272	(18,015)
Prepaid and other current assets	4,568	-
Stock payable	(25,951)	2,183
Accounts payable and accrued liabilities	238,649	187,415
CASH USED IN OPERATING ACTIVITIES	(970,275)	(504,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,652)	(98,467)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	(6,594)	(6,195)
Advances from related party	-	90,376
Repayment of note receivable	-	1,609
Repayment of advances to related party	(18,486)	(59,439)
Proceeds from convertible debt, net of offering costs	852,500	390,000
CASH PROVIDED BY FINANCING ACTIVITIES	827,420	416,351

NET CHANGE IN CASH	(158,507)	(186,974)
Cash, beginning of period	286,293	213,368
Cash, end of period	$127,786	$26,394

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$93	$-
Taxes	-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of note payable to common stock	$12,015	$-
Discount on convertible debt from derivatives	155,537	70,184
Stock issued for acquisition of DBC	-	1,750
Note Payable for acquisition of DBC	-	24,540
Conversion of accounts receivable to note receivable	-	14,368

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

NOTE 2 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “note holders”) on November 30, 2005. This financing facility is composed of callable secured convertible notes (“Notes”) and warrants (“Warrants”).  The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly. The callable secured convertible notes are convertible into common stock at the note holders' option, at the lower of (i) $0.05 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock for the 20 trading days before but not including the conversion date. The callable secured convertible notes are secured by PaperFree's assets, including inventory, accounts receivable and intellectual property. The agreement restricts the note holder’s ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of November 30, 2007 the note holder’s and their affiliates held approximately 4.0% of the aggregate outstanding shares.  However, the note holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. Since the financing facility was established, PaperFree has drawn capital in the following traunches:

1.	$800,000 on November 30, 2005 due November 30, 2008, and 1,600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

2.	$200,000 on August 31, 2006 due August 31, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

3.	$200,000 on October 27, 2006 due October 27, 2009, and 400,000 warrants to purchase common stock at an exercise price of $0.10 per share;

4.	$300,000 on December 12, 2006 due December 12, 2009, and 600,000 warrants to purchase common stock at an exercise price of $0.10 per share;

5.	$500,000 on February 7, 2007 due February 10, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

6.	$330,000 on May 31, 2007 due May 31, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $0.01 per share.

7.	$250,000 on July 17, 2007 due July 17, 2010 and 20,000,000 warrants to purchase common stock at an exercise price of $.0012 per share.

8.	$175,000 on September 14, 2007 due September 14, 2010 and 5,000,000 warrants to purchase common stock at an exercise price of $.0001 per share.

9.	$250,000 on November 21, 2007 due November 21, 2010 and 15,000,000 warrants to purchase common stock at an exercise price of $.001 per share.

PaperFree has incurred direct financing costs of $222,500 associated with the issuance of the convertible notes.  These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Amortization of $17,292 and $47,606 was recorded for the three and nine months ended November 30, 2007, respectively.  The following table summarizes deferred financing costs since inception of the notes:

Debt arrangement fees	$ 142,500
Broker fees	45,000
Key man life insurance single premium	20,000
Legal fees	15,000
Less: amortization	(85,556)
Deferred financing costs	$ 136,944

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

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through November 30, 2007 were as follows:

	Liability as of February 28, 2007	Debt converted to equity	Discount related to additional financing	Gain/Loss for the nine months ended November 30, 2007	Liability as of November 30, 2007
Convertible notes	$ 71,936	$ (2,106)	$ 99,661	$ 174,250	$ 343,741
Warrants	31,533	-	55,876	(7,636)	79,773
Total	$ 103,469	$ (2,106)	$ 155,537	$ 166,614	$ 423,514

Discount related to additional financing of convertible debt is added to derivative liability and has no effect on derivative gain or loss.

The following summarizes the financial presentation of the Convertible Notes at November 30, 2007:

Face value of convertible notes	$ 3,004,750
Adjustments:
Discount for derivative liability – convertible notes with compound embedded derivatives	(726,287)
Discount for derivative liability – investors warrant	(200,506)
Conversion	(20,035)
Cash discount	(49,750)
Amortization of debt discount	414,722
Convertible notes balance, net	$ 2,422,894

Paperfree amortized $78,938 and $197,459 of discount related to the convertible notes during the three and nine months ended November 30, 2007, respectively.

The Convertible Notes and Warrants are subject to a registration rights agreement which requires PaperFree to register the underlying shares by 90 days from the date of the agreements or pay liquidated damages of 2% of the purchase price of the note each month the securities are not registered. The damages are payable in cash or stock at PaperFree’s option.  If the damages are settled in stock, the conversion rate is the same as the Convertible Notes.  If the shares underlying all outstanding Convertible Notes remain unregistered for 24 months, PaperFree may be required to pay up to $1,442,280 in damages.  PaperFree currently does not have enough shares outstanding to settle in stock.  PaperFree has concluded the likelihood of having to pay these liquidated damages to be remote and has not accrued a liability at this time.

NOTE 3 - COMMON STOCK

During the nine months ended November 30, 2007:

PaperFree issued 750,000 shares valued at $5,250 for services.

PaperFree issued 16,500,000 shares of common stock to convert $13,372 of notes payable.

PaperFree issued 750,000 shares of common stock to a new employee as a sign-on bonus. These shares were valued at $1,425 on the date of grant and expensed immediately.

Fair value for common shares issued in connection with services was determined using the quoted stock price on the date of grant.

NOTE 4 – WARRANTS AND OPTIONS

The following table provides a summary of stock warrants:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)
Outstanding at February 28, 2007	8,000,000	$ 0.04
Granted	45,000,000	0.001
Exercised	-	-
Forfeited /Expired	-	-

Outstanding at November 30, 2007	53,000,000	$ 0.008	$ 444,000	6.5

Exercisable at November 30, 2007	53,000,000

The following table provides a summary of employee stock options:

	Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)
Outstanding at February 28, 2007	4,500,000	$ 0.018
Granted	1,500,000	0.004
Exercised	-	-
Forfeited /Expired	-	-

Outstanding at November 30, 2007	6,000,000	$0.014	$ 85,250	8.7

Exercisable at November 30, 2007	6,000,000

During the nine months ended November 30, 2007 PaperFree granted 1,000,000 stock options valued at $4,850 to its CEO as part of his contract renewal.  The options were valued using a Black-Scholes model with the following assumptions:  Risk free rate of 5.05%, volatility of 404%, and expected option term of 2.08 years.

During the nine months ended November 30, 2007, PaperFree granted 500,000 stock options valued at $2,741 to its CFO.  The options were valued using a Black-Scholes model with the following assumptions:  Risk free rate of 4.80%, volatility of 404%, and expected option return of 2.08 years.

No stock options or warrants were exercised during the nine months ended November 30, 2007.

NOTE 5 - CONTINGENCIES

PaperFree has recorded $205,409 owed to a former employee of KMS Computer Services, Inc, as of November 30, 2007. The other party has disputed this amount and claims the amount owed is $321,139. PaperFree believes a settlement of the disputed amount is not probable at this time.  Litigation has been undertaken on the power of the company to resolve this and other disputes with the former employee.

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

Our business is organized around two product-service offerings:

MDPaperFree™- This service offering is a service bureau providing integrated digital office technologies to the medical provider practice on a managed services provisioning (“MSP”) basis. The technologies provided include, but are not limited to:
a) Electronic Medical Record;
b) Secure Document Management;
c) Office Productivity Tools;
d) Internet Presence;
e) Data and Computing Security;
f) Information Security;
g) Back-up/Restore/Contingency Services.

LEAPprn- This service offering provides three categories of revenue cycle management services:
a) Complete billing management services;
b) Shared billing management services wherein the client performs data entry only;
c) Licensed/Hosted billing management software wherein the client performs all data and payer business processes using our software.

BUSINESS ENVIRONMENT
Our business intersects two very dynamic industries – healthcare and technology. Our third quarter for this fiscal year has seen changes in the following:

Operations

Facilities:

We are shifting our connectivity from leased T-1 lines to fiber optic cable (Fiber-to-the-Premise). This conversion will increase our useable bandwidth by ten-fold while lowering our cost basis per Megabit Per Second (Mbps).

Personnel:

As we have increased our internal office automation, we have decreased personnel costs while retaining the existing capability to service clients.

Sales

We have signed contracts with a local billing service provider that will increase claims volume processed monthly. This contract represents an increase in monthly revenue.

We have joined, as an operating member, the Indiana Osteopathic Billing Cooperative LLC.

Financial

The company has been promoted back to the OTCBB. This event is a result of substantial effort on the part of the CFO and team.

Cash-on-Hand has increased due to another tranche of funding from our investor group; detailed in the notes to our financial statements.

Accounts Receivable has been managed to less than 60 Days Due Outstanding.

Accounts Payable has been further reduced by over thirty percent.

Management believes that the company’s stock is undervalued.  The board of directors authorized, on September 20, 2007, a stock buy back program to purchase treasury stock.  This program will be implemented beginning in the fourth quarter of the fiscal year.

The company has changed its banking facilities from Salin Bank & Trust to Harris Bank. Management believes the increased geographic reach and increased financial assets of our new banking relationship will materially support the company’s growth strategy

The company is changing its Transfer Agent to Island Capital Management LLC (dba Island Stock Transfer) in order to obtain automated services.

MANAGEMENT SUMMARY

The entire company is singularly focused on growth through superior customer service, increasing our client base, and expanding our service offerings. Our role is to improve the business of medical practice for independent medical providers.

Billing Services are collecting at a collections rate greater than 90%; after adjustment for contractual write-offs. MDPaperFree is achieving higher levels of redundancy with greater bandwidth to serve larger claim and record volumes. Discussions with regional hospitals are continuing with an emphasis on a co-operation framework in converting independent provider offices to compliance with Federal guidelines; i.e. electronic prescriptions, medical records, and claim submission.

Management believes strongly that the company is entering its growth phase.

RESULTS OF OPERATIONS

Three months ended November 30, 2007 vs. 2006

Revenue decreased $130,059 to $105,459 for the quarter ended November 30, 2007 compared to the same period in 2006. This decrease is primarily due to the decrease of revenues from two clients whose service terms are coming to end.

General and administrative expenses decreased $66,034 for the quarter ended November 30, 2007 compared to the same period in 2006.  This decrease is primarily due to a reduction in overhead costs.

For the quarter ended November 30, 2007, we recorded a loss on derivatives of $96,470 compared to a gain on derivatives of $172,447 in the same quarter ended in 2006. Gains and losses on derivatives are based on the fair value of the derivatives at the end of each respective period.

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

Interest expense was $145,457 for the quarter ended November 30, 2007 compared to $63,855 for the comparable period in 2006.

Nine months ended November 30, 2007 vs. 2006

Revenue decreased $129,799 to $435,501 for the nine months ended November 30, 2007 compared to the same period in 2006. This decrease is primarily due to the decrease of revenues from two clients whose service terms are coming to end.

General and administrative expenses increased $267,298 for the nine months ended November 30, 2007 compared to the same period in 2006. This increase is primarily due to an increase in overhead costs occurring in the first and second quarter of the year.

For the nine months ended November 30, 2007, we recorded a loss on derivatives of $166,615 compared to a gain on derivatives of $173,502 in the same quarter ended in 2006. Gains and losses on derivatives are based on the fair value of the derivatives at the end of each respective period.

Interest expense was $396,945 for the nine months ended November 30, 2007 compared to $186,944 for the same period in 2006.  This increase is primarily due to increased borrowing.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2007, we had $127,786 in cash and equivalents and a working capital deficit of $1,078,017. During the nine months ended November 30, 2007, we received $852,500 in net proceeds from our funding partners, which were used to settle an IRS liability, initiate an investor relation and public relation campaign, and for other operating expenses.

Efforts to significantly reduce expenses have been undertaken by management, which is expected to dramatically reduce operating costs going forward.  Also, the company has hired a Vice President of Business Development and expects future capital funding to be derived from additional client revenues.  Additional monies required beyond those generated from operations will be sought from existing or new funding partners.

Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-KSB for the year ended February 28, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-KSB is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

 If We Do Not Obtain Additional Financing, We Will Not Be Able to Acquire Any Assets

As of November 30, 2007, we had cash on hand in the amount of $127,786. We will likely have to raise funds to acquire new assets and finance operation or acquire new assets and to finance operations. If we are not able to raise the funds necessary to fund our business objectives, we may have to delay the implementation of any future business plan.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS

PaperFree is currently in litigation with the former owner of KMS Computer Services, Inc. over the disputed amount previously mentioned under Note 5.

PaperFree is currently in arbitration with a former client for the total of his unpaid balance as mentioned in Item 2. The former client has attempted to file personal bankruptcy. This bankruptcy filing has been converted to a business bankruptcy filing. PaperFree has retained counsel to dispute the filing under Section 727; Presumption of Abuse.

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

PAPERFREE MEDICAL SOLUTIONS, INC.

By: /s/Stephen Hawksworth	By: /s/ Craig S. Barrow
Name:Stephen Hawksworth	Name: Craig S. Barrow
Title: Chief Executive Officer	Title: Chief Financial Officer

Date:  January 11, 2008