Form 10KSB
period 2008-02-29
PaperFree Medical Solutions, Inc.
filed 2008-07-21
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ x ] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended February 29, 2008

Commission File Number 333-86706

PAPERFREE MEDICAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0375957
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

1817 Dogwood Court Kokomo, Indiana 46901	46901
(Address of Principal Executive offices)	(Zip Code)

Registrant's telephone number, including area code: (765) 456-1089

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:
☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $126,497 as of August 31, 2007.

Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of July 11, 2008: 97,561,908.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 414(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

TABLE OF CONTENTS
(Omits inapplicable items)

We want to provide you with more meaningful and useful information. This Annual Report on Form 10-K contains certain "forward-looking statements" (as such term is defined in Section 21E of the Securities Exchange Act of 1934, as amended). These statements reflect our current expectations regarding our possible future results of operations, performance and achievements. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

Wherever possible, we have tried to identify these forward-looking statements by words such as “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and similar expressions. These statements reflect our current beliefs and are based on information currently available to us. Accordingly, these statements are subject to certain risks, uncertainties, and contingencies, which could cause our actual results, performance, or achievements to differ materially from those expressed in, or implied by, such statements. These risks, uncertainties and contingencies include, without limitation, the factors set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

PART I
Item 1. Business.

We provide billing services under the trade name LEAPprn that enable medical providers to comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). Under provisions of HIPAA and regulations thereunder, providers that bill or receive compensation from the federal government are required to move to a digital office environment and meet certain security standards by 2014.

Our services have been delivered two ways: direct, managed services provision, wherein we deliver services through a combination of direct, on-site implementation, and software services through broadband connectivity in which our customers perform all data entry using our software on our host computer.

Our marketing focus has been sole practitioners, doctors and other health providers operating in clinics of up to ten providers outside major metropolitan areas in the Midwest. We no longer expect to achieve a critical mass of business to establish a stable niche in our business. We have approximately 15 customers, a decline from 31 at the beginning of fiscal 2008. This decline is due to the consolidation of medical practices in our market area and our inability to provide our former products and services that required a presence at the customer site or data entry as a result of the elimination of our full-time work force.

During fiscal 2009, we will try to sell our business and/or acquire a new business through a reverse merger or similar acquisition. If not, we will in all likelihood go out of business and file for protection under the federal bankruptcy laws.

We have one part-time employee: Michael Gelmon, our Chief Executive Officer, Chief Financial Officer, President, Treasurer, Secretary and director. This represents a reduction from approximately twenty full time and four part time employees at the end of fiscal 2007. This reduction included the resignation effective January 31, 2008 of our former Chief Executive Officer and director and our former Chief Financial Officer and director. An interim Chief Financial Officer, Chief Financial Officer, director and President was appointed that date; he then, along with the other two remaining directors resigned effective May 21, 2008 when Mr. Gelmon was appointed. Our Vice President of Business Development resigned June 16, 2008. See Item 10. Directors and Executive Officers; Corporate Governance.

Effective May 24, 2006 the Company entered into an engagement agreement for Revenue Cycle Management Services with Saint John’s Health System in Andersen Indiana, pursuant to which our KMS Computer Services, Inc. subsidiary (“KMS”) provided outsourced billing and collections services.

In September 2006, we acquired Doctors Billing Corporation, a Michigan Corporation (“DBC”), to bring in-house the practice management and occupational medicine software we have used to deliver billing management services. We acquired 100% of the shares of DBC, in exchange for $76,058: $74,308 in cash and 175,000 shares of common stock valued at $1,750. The assets and revenue of DBC were not material. The purchase price was allocated to goodwill and intangible assets, and was written off at the end of fiscal 2007.

Effective December 1, 2006, we entered into a billing management service contract with Bona Vista Programs of Kokomo, Indiana pursuant to which KMS provided outsourced billing and collections services.

We were incorporated in Nevada in 2002.

Healthcare provider markets are highly competitive and characterized by rapid changes due to regulation and technological improvements. The healthcare industry is currently being driven by process optimization initiatives especially as it relates to HIPAA compliance, reducing medical errors and improving financial performance.

Our products and services have competed with other healthcare software-based companies currently in the market, and other companies that may enter the market with emerging technologies. We have been at a severe competitive disadvantage because our competitors possess financial, technological and human resources far greater than ours, as well as established reputations and products.

Item 1A. Risk Factors.

Omitted.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Property.

The Company’s 3,000 square foot offices in Kokomo Indiana are leased for $4,167 per month. The lease expires August 31, 2011.

Item 3. Legal Proceedings.

We are the plaintiff in a case captioned PaperFree Medical Solutions, Inc. v. Kim Allbaugh and KMS, LLC pending in the Marion Superior Court, State of Indiana filed on July 27, 2007. Mr. Allbaugh is the former Chief Operating Officer of KMS. KMS, LLC is purportedly a limited liability company owned and controlled by Mr. Allbaugh. Our complaint seeks actual and punitive damages for breach of a representation and warranty and fraud by Mr. Allbaugh, the seller, in connection with our acquisition of KMS in 2005, and breach of a related employment agreement with Mr. Allbaugh and the office lease for our former premises with KMS, LLC. The case is not yet scheduled for trial. The defendants have filed counterclaims for unspecified damages from breach of contract and fraud, including a separate case against KMS in which a $46,276 judgment was entered on May 5, 2008. We intend to seek to have this default judgment vacated.

 Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices, Number of Shareholders and Dividends

Our Common Stock is traded on the OTC Bulletin Board under the symbol "PFMS.OB". The following table sets forth the high and low bid prices of our Common Stock, as reported by the OTC Bulletin Board for each fiscal quarter since March 1, 2006.

		Bid Price
Fiscal Year	Quarter	High	Low
2009	First quarter ended May 31, 2008	$.0028	$.0007
2008	First quarter ended May 31, 2007	$.0035	$.001
	Second quarter ended August 31, 2007	$.0039	$.0012
	Third quarter ended November 30, 2007	$.0035	$.0008
	Fourth quarter ended February 29, 2008	$.0015	$.0008
2007	First quarter ended May 31, 2006	$.015	$.015
	Second quarter ended August 31, 2006	$.0175	$.0012
	Third quarter ended November 30, 2006	$.006	$.0055
	Fourth quarter ended February 28, 2007	$.004	$.0035

We have approximately 330 shareholders of record and an unknown number that hold shares in street name.

No dividends have been declared since February 28, 2006. We presently intend to retain any earnings to fund development of our business. Decisions concerning dividend payments in the future will depend on income and cash requirements. Holders of common stock are entitled to receive such dividends as may be declared by our board of directors. There are no contractual restrictions on our ability to pay dividends to our shareholders, except as set forth in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

Securities authorized for issuance under equity compensation plans.

The following is provided with respect to compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance as of February 29, 2008.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-0-	N/A	N/A

Equity compensation plans not approved by security holders	7,500,000 (1)	$.0021	2,500,000 (1)
Total	7,500,000	$.0021	2,500,000

 (1)            Under our 2006 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan, all options expire 90 days after the optionee resigns from the company.  Our Chief Executive Officer and Chief Financial Officer resigned on January 31, 2008.  As a result, 5,500,000 of these options expired on May 1, 2008. See Item 11. Executive Compensation - Equity Compensation Plans.

Recent Sales of Unregistered Securities

In fiscal 2008 we issued 1,500,000 shares of common stock for services valued at $6,675.  We also issued 19,000,000 shares of common stock in connection with the conversion of convertible notes.  In addition, we sold $1,004,750 in additional convertible notes and 45,000,000 warrants to these investors in the transactions described in Item 13. Certain Relationships and Related Transactions and Director Independence – Securities Purchase Agreements.

We relied on the exemptions form registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D of the General Rules and Regulations thereunder for the sale of the convertible notes and warrants to investors and the shares issued for services. We complied with the manner of sale, access to information and investor accreditation requirements of such exemptions.

Item 6. Selected Financial Data.

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Plan of Operation for 2009

Our operating activities have not yet generated a positive cash flow. We do not expect that they will generate a positive cash flow because our expenses far exceed revenues. We will require financing from external sources this fiscal year in order to be able to continue in operation as a going concern and to pay our general and administrative expenses. There can be no assurance that we can attract financing in order to fulfill our requirements.

In 2005, we entered into an arrangement that has to date provided $3,005,000 from the sale of convertible notes to an investment group. The proceeds were used to develop our products and services, and as working capital for operating expenses and accounts payable. We do not expect the investment group to provide additional financing. As of July 8, 2008, the investment group has converted to stock approximately $26,155 of the notes. The aggregate outstanding principal amount of the remaining convertible notes was approximately $2,978,845 as of that date. We believe without assurance that the investment group will continue to convert the notes to stock. However, the rate of conversion has been minimal as a result of the decrease in our stock price, to which the rate of conversion is tied. It is not likely that all of the remaining debt will be converted when it begins to become due on March 1, 2009.

On July 10, 2008, we agreed to amend our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.

As a result of our inability to achieve a critical mass of customers to establish a stable niche in our business, generate a positive cash flow, or to obtain additional financing, we reduced our staff to one part-time employee.  While we are still servicing our customers, we are redirecting our efforts towards selling our business or assets and/or acquiring a business in a reverse merger. In addition, all our former officers and directors resigned and we recruited new management. Given our vulnerable financial condition and lack of personnel, there can be no assurance that during this attempted turnaround we can implement our business plan and become profitable.

Our plan of operation for the remainder of fiscal 2009 is as follows:

To maintain our existing customer revenue in the interim;

To sell our medical billing and applications software business or assets;

To acquire another business in a reverse merger or similar acquisition; and,

To obtain additional debt and equity financing to fund our working capital deficiency.

To date our operations have not been self-sustaining. Additional liquidity and capital resources will be necessary to defray our ongoing expenses that have risen significantly, while revenue decreased in 2008 and for the year to date. In the event we are unable to obtain additional liquidity through the sale of additional convertible notes or stock, and, ultimately, to repay, refinance or restructure our indebtedness, we may be unable to continue in operation.

Financial condition at February 29, 2008 and February 28, 2007

February 29, 2008. Accumulated deficit was $65,653,003 and we had a working capital deficiency of $988,576.  Principal sources of liquidity in 2008 included net proceeds of $958,507 from the sale of convertible notes.

As shown in the accompanying financial statements, we incurred net losses of $2,077,674 and $2,760,570 in 2008 and 2007, respectively, and had an accumulated deficit of $65,653,003 and a working capital deficit of $988,576 at February 29, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans include selling our business or assets or acquiring a business in a reverse merger. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

February 28, 2007. Accumulated deficit was $63,575,329 and working capital deficiency was $325,662. Principal sources of liquidity in 2007 included net proceeds of $1,180,000 from the sale of convertible notes.

Results of operation –Fiscal Years ended February 29, 2008 and February 28, 2007

Revenue decreased to $523,212 in 2008 compared to $867,208 in 2007. The decrease in revenue was primarily due to the expiration of contracts with clients.

General and administrative expenses increased to $1,829,122 in 2008 compared to $1,758,389 in 2007 as result of an increase in payroll expense.

We incurred an impairment of assets of $101,905 in 2008. We did not incur this expense in 2007. This increase was primarily due to a fiscal 2008 impairment charge related to the impairment of computer and other equipment due to the decline in operations. We incurred goodwill impairment of $1,703,560 in 2007. We did not incur any good will impairment in 2008.  Accordingly, net losses decreased to $2,077,674 in 2008 from $2,760,570 in 2007.

We recognized a loss on derivatives of $50,961 in 2008 compared to a gain of $166,196 in 2007.  The variance was due to a decrease in the estimated market value of the derivative instrument resulting mainly from the decrease in the price of our stock on which the estimated market value is based.

Interest expense increased to $574,785 in fiscal 2008 compared to $300,856 in 2007. This increase was primarily due to the issuance of additional convertible notes and the amortization of the debt discount.  Net loss decreased to $2,077,674 in 2008 from $2,760,570 as a result of the items discussed above.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
PaperFree Medical Solutions, Inc.
Kokomo, Indiana

We have audited the accompanying consolidated balance sheets of PaperFree Medical Solutions, Inc. (“PaperFree”) as of February 29, 2008 and February 28, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the two years then ended. These consolidated financial statements are the responsibility of PaperFree’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PaperFree as of February 29, 2008 and February 28, 2007 and the consolidated results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that PaperFree will continue as a going concern. PaperFree incurred net loss of $2,077,674 and $2,760,570 for fiscal 2008 and 2007, respectively and has an accumulated deficit of $65,653,003 and a working capital deficit of $988,576 as of February 29, 2008. These factors, among others, as discussed in Note 1 to the financial statements; raise substantial doubt about PaperFree’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, PC
www.malone-bailey.com
Houston, Texas

July 21, 2008

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS

	February 29, 2008	February 28, 2007
ASSETS
Current assets:
Cash	$ 7,309	$ 286,293
Accounts receivable, net allowance for bad debts of $81,935 and $80,558	16,122	82,798
Prepaid and other current assets	3,854	24,974
Total current assets	27,285	394,065

Fixed assets, net accumulated depreciation and impairment of $280,032 and $134,014	20,000	150,366
Deferred financing costs	118,403	82,050
Other assets	-	3,569
Total assets	$ 165,688	$ 630,050

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Account payable and accrued liabilities	$ 601,236	$ 288,207
Accrued Interest	302,703	99,518
Notes payable - related parties	36,322	249,808
Line of credit	-	6,594
Mandatory redeemable Series C Preferred Stock, $0.001 par value, 90,000 shares authorized, issued and outstanding	75,600	75,600
Total current liabilities	1,015,861	719,727

Derivative liability	307,394	103,469
Callable secured convertible notes payable, net of discount	2,512,836	1,433,849
Total liabilities	3,836,091	2,257,045
Commitments and contingencies

Stockholders’ deficit:
Series A and B Convertible Preferred Stock, $0.001 par value, 4,910,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 97,061,908 and 76,561,857 shares issued and outstanding as of February 2008 & 2007, respectively	97,066	76,561
Additional paid-in capital	61,885,534	61,871,773
Accumulated deficit	(65,653,003)	(63,575,329)
Total stockholders’ deficit	(3,670,403)	(1,626,995)
Total liabilities and stockholders’ deficit	$ 165,688	$630,050

See accompany summary of accounting policies and notes to the consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended
	February 29, 2008	February 28, 2007
Revenue	$ 523,212	$ 867,208

Operating expenses:
General and administrative	1,829,122	1,758,389
Depreciation expense	44,113	22,293
Impairment of assets	101,905	-
Goodwill impairment	-	1,703,560
Lawsuit settlement	-	8,876
Loss from continuing operations	(1,451,928)	(2,625,910)

Other income (expense):
Gain (loss) on derivatives	(50,961)	166,196
Interest expense	(574,785)	(300,856)
Net loss	$ (2,077,674)	$ (2,760,570)

Basic and diluted loss per share	$(0.02)	$ (0.04)

Weighted average shares outstanding - basic and diluted	89,455,059	69,988,483

See accompanying summary of accounting policies and notes to consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years ended February 29, 2008 and February 28, 2007

	Common		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance February 28, 2006	68,561,857	68,561	61,749,888	(60,814,759)	1,003,690

Shares issued for DBC acquisition	175,000	175	1,575	-	1,750
Shares issued for services	3,575,000	3,575	27,825	-	31,400
Shares issued to NIR upon conversation	4,250,000	4,250	7,908	-	12,158
Imputed interest on related party loan			17,922		17,922
Stock options and warrants for services			66,655		66,655
Net Loss	-	-	-	(2,760,570)	(2,760,570)
Balances February 28, 2007	$ 76,561,857	$ 76,561	$ 61,871,773	$ (63,575,329)	$ (1,626,995)

Shares issued to NIR upon conversion	19,000,000	19,005	(4,932)		14,073
Shares issued for services	1,500,051	1,500	5,175		6,675
Stock options and warrants for services			6,430		6,430
Imputed interest on related party loan			7,088		7,088
Net Loss	-	-	-	(2,077,674)	(2,077,674)
Balances February 29, 2008	$ 97,061,908	$ 97,066	$ 61,885,534	$ (65,653,003)	$ (3,670,403)

See accompanying summary of accounting policies and notes to consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended February 29, 2008 and February 28, 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,077,674)	$(2,760,570)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	44,113	22,293
Deferred financing costs amortization	66,147	29,619
Goodwill impairment	-	1,703,560
Impairment of fixed assets	101,905	-
Convertible debt discount amortization	287,566	184,098
Common stock issued for services	6,675	31,400
Stock option expense	6,430	66,655
Imputed interest	7,088	17,922
Loss (Gain) on derivatives	50,961	(166,196)
Changes in assets and liabilities:
Accounts receivable	76,676	(28,944)
Other asset	24,689	(17,481)
Accounts payable and accrued liabilities	311,165	(57,986)
CASH USED IN OPERATING ACTIVITIES	$ (1,094,259)	$ (975,630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DBC	-	(74,308)
Purchase of fixed assets	(15,652)	(113,404)
CASH USED IN INVESTING ACTIVITIES	(15,652)	(187,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	142,272
Payments of financing costs	(102,500)	(20,000)
Repayment to related party	(18,486)	(78,993)
Repayment on line of credit	(6,594)	(10,319)
Borrowings on notes payable, net	958,507	1,200,000
Repayment of note receivable	-	3,307
CASH PROVIDED BY FINANCING ACTIVITIES	830,927	1, 236,267

NET INCREASE IN CASH	(278,984)	72,925
Cash, beginning of year	286,293	213,368
Cash, end of year	$ 7,309	$ 286,293

Cash paid for:
Interest	$ -	$ 10,945
Income tax	$ -	$ -
Non-cash investing and financing activities:
Shares issued for purchase of DBC	$ -	$ 1,750
Reclass of related party debt to accounts payable	$ 205,000	$ -
Conversion of NIR notes into common stock	$ 14,073	$ 12,158
Discount on convertible debt	$ 155,132	$ 109,358

See accompanying summary of accounting policies and notes to consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GOING CONCERN

As a result of our inability to establish a stable niche in our business and continued financial difficulties, we reduced our staff to one part-time employee. In addition, all our former officers and directors resigned. While we are still servicing some of our customers, we are redirecting our efforts towards selling our business or assets and/or acquiring a business in a reverse merger.

As shown in the accompanying financial statements, we incurred net losses of $2,077,674 and $2,760,570 in 2008 and 2007, respectively, and had an accumulated deficit of $65,653,003 and a working capital deficit of $988,576 at February 29, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans include selling our business or assets or acquiring a business in a reverse merger. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

PaperFree Medical Solutions, Inc. (the "Company") was incorporated on January 29, 2002 under the laws of the State of Nevada under the name of Link Media Publishing Ltd. PaperFree is engaged, through its subsidiaries, in providing paper-free turnkey medical solutions for small to large multi-physician, and multi-specialty offices.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PaperFree, its wholly owned subsidiaries, LEAPprn, KMS Computer Services and Doctor’s Billing Corporation (DBC). We do not have any variable interests where we are the primary beneficiary. All significant inter-company accounts and balances have been eliminated in consolidation.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation

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

Revenue Recognition

We recognize revenues in accordance with the provisions of Statement of Position, or SOP, No. 97-2, "Software Revenue Recognition," as amended by SOP No. 98-9 and clarified by Staff Accounting Bulletin, or SAB, 101 "Revenue Recognition in Financial Statements." SOP No. 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of those elements.

Our contractual arrangements are evaluated on a contract-by-contract basis and often require judgment and estimates that affect the timing of revenue recognized our statements of operations. Specifically, we may be required to make judgments about:

w	whether the fees associated with our products and services are fixed or determinable;
w	whether or not collection of our fees is reasonably assured;
w	whether professional services are essential to the functionality of the related software product;
w	whether we have the ability to make reasonably dependable estimates in the application of the percentage-of- completion method; and
w	whether we have verifiable objective evidence of fair value for PaperFree products and services.

Revenue associated with our billing service is based on a percentage of collections and is recognized when collection are received. Revenue derived from our hosting services are recognized when the service is performed, usually monthly.

Basic and Diluted Net Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended February 29, 2008 and February 28, 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

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

Property and equipment and impairment of long-lived assets

Property and equipment primarily consist of computer equipment, officer furniture and leasehold improvements and  are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which are 3 to 10 years.

We review the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical-cost carrying value of an asset may no longer be appropriate. We assesse recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is estimated based upon either discounted cash flow analysis or estimated salvage value. An impairment charge of $101,905 was recorded in the year ended February 29, 2008.

Valuation of the Embedded and Warrant Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date using the Black-Scholes pricing model or the lattice model, with changes in the fair value reported as charges or credits to income.

A warrant derivative liability is determined in accordance with SFAS No. 133 and Emerging Issues Task Force Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Based on EITF 00-19, warrants which are determined to be classified as derivative liabilities are marked-to-market each reporting period, with a corresponding non-cash gain or loss charged to the current period. The practical effect of this has been that when our stock price increases so does our derivative liability, resulting in a non-cash loss that reduces our earnings and earnings per share. When our stock price declines, we record a non-cash gain, increasing our earnings and earnings per share. To determine the fair value of our embedded derivatives, management evaluates assumptions regarding the probability of certain future events. We use the Black-Scholes option-pricing model to value our warrant derivative liabilities and a lattice model to value our embedded derivatives. Other factors used to determine fair value include our period end stock price, historical stock volatility, risk free interest rate and derivative term.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as non-current.

Share-based Compensation

We account for employee stock options in accordance to SFAS No. 123(R), which requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. For share-based awards granted during the year, compensation expense is recognized on a straight-line basis over the requisite service period, which is normally the vesting period. Share-based awards that vest immediately are fully recognized into expense on the date of grant.

We also issue stock as compensation to employees and outside consultants for services provided to the company. Employee share-based awards are accounted for in accordance with SFAS 123(R), which requires us to measure the cost of employee services received based on the grant-date fair value of the award. We account for non-employee share-based awards in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquisition, or in Conjunction with Selling, Goods or Services.”

Income Taxes

We recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. We provide a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities –an amendment of SFAS 133. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for us on March 1, 2009. We are in the process of evaluating the new disclosure requirements under SFAS 161.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, as amended in February 2008 by FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 defers the effective date of SFAS 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until January 1, 2009. As such, we partially adopted the provisions of SFAS 157 effective March 1, 2008. The partial adoption of this statement did not have a material impact on our financial statements. We expect to adopt the remaining provisions of SFAS 157 beginning in 2009. We do not expect this adoption to have a material impact on our financial statements.

In February 2007, FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities–including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS 159 are elective; however the amendment to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale securities. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. We have adopted this statement as of March 1, 2008. The adoption created no impact to our financial statements.

NOTE 3 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “Note Holders”) on November 30, 2005. This financing facility is composed of callable secured convertible notes (“Notes”) and warrants (“Warrants”). The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly. On July 10, 2008, we agreed to amend our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.  The callable secured convertible notes are convertible into common stock at the Note Holders' option, at the lower of (i) $0.05 or (ii) 55% of the average of the three lowest intraday trading prices for the common stock for the 20 trading days before but not including the conversion date. The callable secured convertible notes are secured by PaperFree's assets, including inventory, accounts receivable and intellectual property. The agreement restricts the Note Holder’s ability to convert their callable secured convertible notes or exercise their warrants and receive shares of common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.99% of the then issued and outstanding shares of common stock. As of February 29, 2008 the Note Holder’s and their affiliates held approximately 4.9% of the aggregate outstanding shares. However, the Note Holders may repeatedly sell shares of common stock in order to reduce their ownership percentage, and subsequently convert additional callable secured convertible notes. Since the financing facility was established, PaperFree has sold Notes and Warrants as follows:

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

As of February 29, 2008, the note holders have converted $26,155 of the debt into common shares. Further, the note holders provided a waiver related to payment of principal and interest and any defaults related the above notes. This waiver was given through March 1, 2009. As a result, this debt was classified as a non-current liability.

PaperFree has incurred direct financing costs of $222,500 associated with the issuance of the convertible notes. These costs were recorded as deferred financing costs to be amortized over the life of the notes using the effective interest method. Amortization of $66,147 and $29,619 was recorded for the years ended February 29, 2008 and February 28, 2007, respectively. The following table summarizes deferred financing costs since inception of the notes:

	2008	2007
Debt arrangement fees	$ 142,500	$ 45,000
Broker fees	45,000	40,000
Key man life insurance single premium	20,000	20,000
Legal fees	15,000	15,000
Less: amortization	(104,097)	(37,950)
Deferred financing costs	$ 118,403	$ 82,050

These Notes are a hybrid instrument containing more than one embedded derivative feature. We evaluated the application of SFAS 133 and EITF 00-19 for the conversion options on the debentures and the warrants, resulting in a single, compound derivative referred to as the “Single Compound Embedded Derivatives within the Convertible Notes.” The single compound embedded derivative features include the conversion feature within the convertible notes, the early redemption option and the contract rate adjustment. Based on the guidance in SFAS 133 and EITF 00-19, we concluded that both the conversion option and the warrants were required to be accounted for as derivatives. As a result, we are required to bifurcate and separately account for the conversion option as an embedded derivative and the warrants as freestanding derivatives. We are required to record the fair value of the conversion options and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations.

The stock purchase warrants are freestanding derivative financial instruments which were valued using the Black-Scholes method. The embedded derivatives were valued using the lattice model. A derivative liability was created upon each issuance of each tranche of our convertible notes and warrants. The fair value of these derivatives was recorded as a reduction of the initial carrying amount (as unamortized discount) of the convertible notes and as a derivative liability. The unamortized discount is amortized into interest expense using the effective interest method over the life of the convertible notes, or 36 months. The derivative liability is marked-to-market each reporting period and the change in fair value is reflected in the consolidated statement of operations. As of February 29, 2008, the fair value of the embedded derivative was computed using the lattice model at $264,861 and the fair value of the warrant derivative was computed at $42,534. The aggregate liability is classified as non-current, consistent with the classification of the related convertible debt.

Variables used in the Black-Scholes option-pricing model include: (1) 1.65% to 2.96% risk-free interest rate, (2) expected warrant life is the actual remaining life of the warrant as of each period end, (3) expected volatility is from 417.31% and (4) zero expected dividends.

Variables used in the lattice model for valuing embedded derivatives include: (1) Prime rate of 5% increasing .25% per quarter; (2) 1 year volatility of 300%; (3) Growth rate at cost of equity; (4) Trading volume of $11,444 increasing 5% per quarter; (5) Registration of 95% increasing 1% per quarter; (6) Default of 5% increasing .1% per quarter; (7) Alternative financing of 0% increasing at 2.5% per quarter to max of 15%; (8) Dilutive reset of $0.001 occurring at 0% increasing 5% per quarter to max of 25%; and (9) O/S shares increasing 1% per quarter.

The impact of the application of SFAS 133 and EITF 00-19 on the balance sheets and statements of operations as of and through February 29, 2008 were as follows:

	Liability as of February 28, 2007	Debt converted to equity	Additional derivative liability	Mark-to-market (gain)/loss	Liability as of February 29, 2008
Convertible notes	$ 71,936	$ (2,168)	$ 99,255	$ 95,837	$ 264,861
Warrants	31,533	-	55,876	(44,874)	42,534
Total	$ 103,469	$ (2,168)	$ 155,132	$ 50,961	$ 307,394

The following summarizes the financial presentation of the Convertible Notes at February 29, 2008:

	2008	2007
Face value of convertible notes	$ 3,005,000	$ 2,000,000
Adjustments:
Discount for derivative liability – convertible notes with compound embedded derivatives	(725,882)	(626,626)
Discount for derivative liability – investors warrant	(200,506)	(144,630)
Impact of conversions on notes and note discount	(20,855)	(12,158)
Cash discount	(49,750)	-
Amortization of debt discount	504,829	217,263
Convertible notes balance, net	$ 2,512,836	$ 1,433,849

We amortized $287,566 and $184,098 of discount related to the convertible notes during the years ended February 29, 2008 and February 28, 2007, respectively.

The convertible notes and warrants are subject to a registration rights agreement which requires us to register the underlying shares by 90 days from the date of the agreements or pay liquidated damages of 2% of the purchase price of the note each month the securities are not registered. As of February 29, 2008, aggregate liquidated damages potentially due under the registration rights agreement total $1,455,352. The damages are payable in cash or stock at our option. If the damages are settled in stock, the conversion rate is the same as the convertible notes. FSP No. EITF 00-19-2 requires us to evaluate the recognition and measurement of the registration rights arrangement in accordance with SFAS No. 5. We have received a waiver from the note holders through March 1, 2009 and believe the likelihood of paying these liquidated damages is remote. Accordingly, there was no accrual as of February 29, 2008.

NOTE 4 − DBC ACQUISITION

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

The estimated fair values of the assets acquired at September 28, 2006 was as follows:

Property and equipment	$ 5,000
Goodwill	71,058
Total	$ 76,058

Effective February 28, 2007, we review goodwill for impairment consistent with the guidelines of SFAS 142. As a result of this analysis, we recorded a non-cash impairment charge for the full balance of goodwill.

NOTE 5 - RELATED PARTY TRANSACTIONS

In connection with the purchase of KMS, we entered into an 18 year office space lease agreement with the former owner of KMS, who continued his employment with PaperFree subsequent to the acquisition. This lease agreement provided for a monthly lease rate of $10,000 and was scheduled to expire in 2023. The lease rate was net of utilities, taxes and insurance. However, as a result of a dispute that arose between the former owner of KMS and PaperFree, the premise was vacated in 2007. As a result, we discontinued accruing the monthly rent expense under this lease agreement. In addition, the former owner of KMS departed during the year and was not a related party at February 29, 2008 (see Note 10 for additional information).

In addition, we have also received various cash advances from certain shareholders. These advances are due on demand, bear no interest and are unsecured. Interest expense is imputed at a rate of 8.25% and $7,088 of imputed expense was recorded during the year ended February 29, 2008. At February 29, 2008 and February 28, 2007, the total amount owed to related parties in connection with these transactions was $36,322 and $249,808, respectively.

NOTE 6 - MANDATORILY REDEEMABLE PREFERRED STOCK

We have an aggregate 5,000,000 shares of $0.001 par preferred stock authorized as of February 29, 2008, of which, 90,000 were issued in 2004.

On September 16, 2004 PaperFree issued 90,000 shares of Series C preferred stock for cash consideration of $60,000. These shares, as a class, carry the number of votes equal to the number of votes of all outstanding Common Stock plus one additional vote such that the holders of shares of Preferred Stock shall always constitute a majority of the voting rights of the Corporation. The Preferred Stock was mandatorily redeemable ninety days after issuance for the cash redemption price of $0.84 per share or a total of $75,600 for all such shares. However, the shares were not redeemed and the liability remained outstanding at February 29, 2008.

NOTE 7 - INCOME TAXES

PaperFree uses the asset and liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, PaperFree incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $61,500,000 at February 29, 2008, and will expire in the years 2023 through 2027.

At February 29, 2008, deferred tax assets consisted of the following:

Deferred tax assets:
Net operating losses	$ (20,922,471)
Less: valuation allowance	20,922,471
Net deferred tax asset	$ -

NOTE 8 - COMMON STOCK

During the year ended February 29, 2008:

We issued 1,500,051 shares for services valued at $6,675 using the quoted stock price on the date of grant.

We issued 19,000,000 shares in connection with the conversion of certain notes payable described in Note 3. The notes were converted at an average conversion price of $0.0007 per share for $14,073.

NOTE 9 - WARRANTS AND OPTIONS

Options

During the year ended February 29, 2008:

We granted 1,500,000 stock options to employees, with a weighted average exercise price of $0.005 per share. These options had an aggregate value of $6,430. They were valued using the Black-Scholes option pricing model using the following assumptions: Risk free rate of 7.25%, volatility of approximately 231%, and weighted average expected term of approximately 1.5 years.

Under our 2006 Stock Option Plan, unexercised employee stock options automatically cancel three months after the termination of the employee. Due to the resignation of our Executive Management and Directors, all of our outstanding stock options will automatically cancel within three months of their departure unless exercised.

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

The following table provides a summary of employee stock options:

	Stock Options	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)

Outstanding at February 28, 2006	-	$ -

Granted	6,000,000	0.026
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at February 28, 2007	6,000,000	$ 0.026

Granted	1,500,000	0.005
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at February 29, 2008	7,500,000	$ 0.021	$ -	8.56

Exercisable at February 29, 2008	7,500,000

We adopted SFAS No. 123R effective March 1, 2006. In our statement of operations for the year ended February 28, 2007, we recorded $66,655 of compensation cost for share-based payment arrangements. No stock options or warrants were exercised during the year ended February 28, 2007.

Warrants

During the year ended February 29, 2008

We issued 45,000,000 warrants, with a weighted average exercise price of $0.002 in connection with convertible debt issued during fiscal year 2008 described in Note 3. No warrants were exercised during the year.

During the year ended February 28, 2007:

We did not issue any warrants during fiscal year 2007.

The following table provides a summary of stock warrants:

	Stock Warrants	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)

Outstanding at February 28, 2006	3,000,000	$ 0.10

Granted	5,000,000	0.01
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding at February 28, 2007	8,000,000	$ 0.044

Granted	45,000,000	0.002
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at February 29, 2008	53,000,000	$ 0.008	$ -	6.25

Exercisable at February 29, 2008	53,000,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We leased our premises from Kim Allbaugh, the former Chief Operating Officer of KMS and employee of Paperfree Medical Solutions, pursuant to an 18-year lease expiring February 28, 2023. Under the terms of the lease, the rent amount is set at $10,000 per month without escalation. In addition, Mr. Allbaugh paid certain expenses on our behalf. As of February 29, 2008, we have recorded an aggregate $208,000 in amounts owed to Mr. Allbaugh, which is in dispute. He claims the amount owed is $321,139. We do not believe a settlement of the disputed amount is probable. We are plaintiffs in a case captioned Paperfree Medical Solutions, Inc. v. Kim Allbaugh and KMS, LLC pending in the Marion Superior Court, State of Indiana filed on July 27, 2007. Mr. Allbaugh is the former Chief Operating Officer of KMS. KMS, LLC is purportedly a limited liability company owned and controlled by Mr. Allbaugh. Our complaint seeks actual and punitive damages for breach of a representation and warranty and fraud by Mr. Allbaugh, the seller in connection with our acquisition of KMS in 2005, and breach of related employment agreement with Mr. Allbaugh and the office lease for our former premises with KMS, LLC. The case is not yet scheduled for trial. The defendants have filed counterclaims for unspecified damages from breach of contract and fraud, including a separate case against KMS in which a $46,276 judgment was entered on May 5, 2008.  This amount is included in our accrual.

During the year ended February 28, 2006, a former director of PaperFree sold 179,000 shares of common stock to investors for proceeds of $89,500. These stock sales were not approved by the board prior to their occurrence and the director never transferred the proceeds to PaperFree. PaperFree has agreed to issue the investors the stock in exchange for indemnification. As of February 28, 2007, claims had been received for $2,726 resulting in the issuance of 54,500 shares. No additional claims were received and no common stock was issued during fiscal year 2008. It is unknown if the 179,000 shares represent all shares sold by the former director without the board's approval. PaperFree may have further liabilities to accrue and stock to issue if future claims are made. As of February 29, 2008 and February 28, 2007, we had $86,774 accrued in accounts payable and accrued liabilities for future claims.

In September 2005, PaperFree entered into a settlement agreement with PW Management. Pursuant to the agreement, any additional issuances of common stock in excess of the number of shares outstanding as of the settlement date will activate an anti−dilution right for PW Management. This right, which applies for a period of five years from the settlement date, entitles PW Management to additional shares to keep their ownership percentage at 14.7%. Under the terms of the settlement agreement, the anti-dilution right is terminated if PW Management’s aggregate ownership fell below 1%. On July 11, 2007, we were notified that PW Management no longer owned any shares of Paperfree Medical Solutions. As such, the accrual of $25,951 was reversed. As of February 29, 2008 and February 28, 2007, we had $0 and $25,951, respectively, accrued.

NOTE 11 - SUBSEQUENT EVENTS

Since March 1, 2008, 5,500,000 of employee stock options discussed in Note 11 have expired.

On March 12, 2008, $170 of convertible notes, as described in Note 8, were converted to 500,000 shares of our common stock at a conversion rate of $0.00034.

On May 21, 2008, our three remaining former directors and interim chief executive and chief financial officer resigned and a new person was appointed sole director, chief executive officer, chief financial officer, president, treasurer and secretary.  Since June 1, 2008, he has accrued a monthly salary of $10,000.

On July 10, 2008, we agreed to amend our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.

Item 9. Changes in and Disagreements with Accountants on Financial Statement Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

s	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
s	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) for the company.

In order to ensure whether our internal control over financial reporting is effective, management has assessed such controls for its financial reporting as of February 29, 2008. This assessment was based on criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In performing this assessment, management has identified the following material weaknesses:

There is an absence of adequate segregation of duties relating to oversight and management of our systems. This resulted primarily from the fact that certain parts of the work of our chief financial officer are not monitored or reviewed. The absence of adequate segregation of duties may have an effect on the systems which we use in the evaluating and processing of certain accounts and areas and in the posting and recording of journal entries into certain accounts, as described below:

s
Financial statements closing process – There was a material weakness in the process of closing and consolidating our financial statements which resulted from the fact that the work of processing the trial balance, evaluating and implementing accounting policies and practices, and drafting the consolidated financial statements and related footnotes is performed by consultants and not reviewed by a qualified accountant within our company.

As a result of these material weaknesses in our internal control over financial reporting, our management concluded that our internal control over financial reporting as of February 29, 2008, was not effective based on the criteria set forth by COSO in Internal Control – Integrated Framework. A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Plan for Remediation of Material Weaknesses

Based on our financial condition, there are limitations to the level of remediation possible. If we expand our operations, management will implement the following plan intended to remediate our ineffectiveness and to strengthen our internal controls over financial reporting:

s	Hiring a qualified accounting staff to manage, review and verify the day-to-day accounting and the financial statement closing process.
s
Improving the control and oversight of the duties relating to the systems we use in the evaluation and processing of certain accounts and areas in the posting and recording of journal entries into certain accounts. This improvement should include reviews by management of the accounting processes as well as a reorganization of some of the accounting functions.

s	The segregation of duties relating to the processing of accounts and the recording of journal entries into certain accounts.

This annual report does not include an attestation report of our public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 9(B). Other Information.

Not applicable.

PART III
Item 10. Directors and Executive Officers; Corporate Governance

Name	Age	Positions
Michael J. Gelmon	43	Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer and Secretary

Our Board of Directors is comprised of one director of one class. Each director is elected to hold office until the next annual meeting of shareholders and until his successor has been elected and qualified. The following is a brief description of the background and experience of our director and officer.

Michael J. Gelmon has been Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary since May 21, 2008. Mr. Gelmon is an experienced franchising entrepreneur and executive as well as a real estate lawyer. He has been the Chief Executive Officer and a director of Banyan Corporation, a publicly owned corporation, since 2001. From 1993 through 1997, Mr. Gelmon was a founding shareholder, director, as well as head of acquisitions and real estate for Domino's Pizza of Canada Ltd., the Domino's Pizza master franchisor in Canada. He was an integral part of the team that was responsible for growing the Domino's Pizza chain to 200 stores throughout Canada. Since 1999 Mr. Gelmon has also practiced law with his brother in a law partnership, Britannia Law Firm. Mr. Gelmon received his Bachelor of Laws with honors from the University of London in 1988 and a Bachelor of Arts from the University of Calgary in 1988.

Seven directors and executive officers have resigned since February 28, 2007.

Jeffrey McGill, Vice President of Business Development since October 2007 resigned on June 16, 2008.
William L. Sklar, Interim President, Chief Financial Officer and Chief Executive Officer since February 12, 2008, and Director since January 2004, resigned on May 21, 2008.

T. Marshall Wilde, Director since June 2005, resigned on May 21, 2008.

David L. Bailey, Director since October 2004, resigned on May 21, 2008.

Stephen Hawksworth, Director, President and Chief Executive Officer since August 2006, resigned on January 31, 2008.

Craig S. Barrow, Director, President and Chief Financial Officer since August 2006, resigned on January 31, 2008.

Richard Paver, Director since October 2004, resigned on October 12, 2007.

Committees of the Board of Directors

Audit Committee. We have no audit committee of the Board of Directors. We are exempt from the Securities and Exchange Commission requirements for a separate audit committee.

No Compensation Committee. We have no compensation committee of the Board of Directors. The entire board acts as our compensation committee. Transactions between our management and us are not conducted at arm's-length. These include their compensation arrangements set forth in Item 11. Executive Compensation and the transactions set forth in Item 13. Certain Relationships and Related Transactions and Director Independence below. Mr. Gelmon, without any independent authorization, review or oversight sets the terms of these arrangements and transactions. There can be no assurance that the terms thereof are comparable to those that would be negotiated at arm's-length or otherwise fair and reasonable, despite the good faith belief of Mr. Gelmon that they are.

Meetings of Directors

There were no formal meetings of the Board of Directors and no formal meeting of committees thereof in fiscal 2008. The board acted by unanimous consent one time. We have adopted a policy that all directors must attend the annual meeting of directors following the shareholders meeting and two-thirds of all other meetings of directors.

Codes of Ethics

During 2006, we adopted a Code of Business Conduct and Ethics that addresses, among other things, conflicts of interest, corporate opportunities, confidentiality, fair dealing, protection and use of company assets, compliance with laws (including insider trading laws), and reporting of unethical behavior. The Code of Ethics is applicable to our directors, officers and all employees.

Compliance with Section 16(a) of the Exchange Act

The following table sets forth reports required by Section 16(a) including Forms 3, 4 and 5 that our directors and executive officers failed to file on a timely basis, during the most recent fiscal year and the year to date.
<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Name	Form 3	Form 4	Form 5	Total
Michael J. Gelmon	1	0	0	1
Jeffrey McGill	1	0	1	2
William L. Sklar	1	2	1	4
T. Marshall Wilde	0	1	2	3
David L. Bailey	0	1	0	1
Stephen Hawksworth	0	1	1	2
Craig S. Barrow	0	2	2	4
Richard Paver	0	1	0	1
Total reports	3	8	7	15

As of the date hereof, the report required by Section 16(a) for Mr. Gelmon has been filed. Reports will be made available on our web site www.mdpaperfree.com.

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth certain information about the compensation paid to management during the 2007 and 2008 fiscal years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($) (2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(6)	All Other Compensation ($) (7)	Total ($)
Michael J Gelmon	2008	$ —	$ —	—	$ —	$ —	$ —	—	$ —
Director, CEO, CFP , President, Treasurer & Secretary	2007	—	—	—	—	—	—	—	—
Jeffrey McGill	2008	10,000	—	—	—	—	—	—	10,000
Former Vice President, Treasurer & Secretary	2007	—	—	—	—	—	—	—	—
Stephen Hawksworth	2008	95,208	—	—	3,933	—	—	—	99,141
Former Director, CEO and President	2007	100,000	20,000	—	—	—	—	—	120,000
Craig S. Barrow	2008	124,147	—	—	2,497	—	—	—	126,644
Former Director & CFO	2007	84,000	—	—	—	—	—	—	84,000
William L. Sklar	2008	—	—	—	—	—	—	—	—
Former Director, Interim President, & CFO	2007	20,000	—	—	4,371	—	—	—	24,371
David L. Bailey	2008	—	—	—	—	—	—	—	—
Former Director	2007	—	—	—	4,371	—	—	—	4,347
Richard Paver	2008	—	—	—	—	—	—	—	—
Former Director	2007	—	—	—	4,371	—	—	—	4,371
T. Marshall Wilde	2008	—	—	—	—	—	—	—	—
Former Director	2007	$ —	$ —	$ —	$ 4,371	$ —	$ —	$ —	$ 4,371

Equity Compensation Plan Information

In 2006, the Board of Directors adopted the 2006 Directors, Officers, Employees and Consultants Stock Option, Stock Warrant and Stock Award Plan (the " Plan") to provide incentive compensation to employees, directors, officers and others who serve us. The Plan provides for the issuing of up to 10,000,000 shares of Common Stock or options to purchase Common Stock to our personnel on such terms as the directors may determine. The directors may amend the Plan. As of the February 29, 2008, we had issued stock options for 7,500,000 shares.  Under the Plan, all options expire 90 days after the optionee resigns from company. The Chief Executive Officer and the Chief Financial Officer resigned on January 31, 2008. As a result, 5,500,000 of these options expired on May 1, 2008 and 8,000,000 options are available to be issued in the future.

Option Issues to Management in 2008

Option issues to management during 2008 and 2007 were as follows:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

		Option Awards(1)					Stock Awards(7)
Name	Year	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Stephen Hawksworth (1)	2008	2,000,000	—	—	0.015	3/6/16	—	—	—	—
	2007	1,000,000	—	—	0.0035	3/1/17
Craig S. Barrow (1)	2008	2,000,000	—	—	0.05	8/28/16	—	—	—	—
	2007	500,000	—	—	.00555	2/16/17
William L. Sklar (2)	2007	500,000	—	—	0.05	12/21/16	—	—	—	—
David Bailey	2007	500,000	—	—	0.05	12/21/16	—	—	—	—
Richard Paver	2007	500,000	—	—	0.05	12/21/16	—	—	—	—
T. Marshall Wilde (2)	2007	500,000	—	—	0.05	12/21/16	—	—	—	—

(1) The options issued to Messrs. Hawksworth and Barrow expired three months after their resignations on January 31, 2008.

(2) The options issued to Messrs. Sklar and Wilde expire three months after their resignations on May 21, 2008.

Employment and Other Compensation-Related Agreements with Management

Effective June 1, 2008, Mr. Gelmon has accrued a monthly salary of $10,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, as of June 5, 2008, with respect to the beneficial ownership of our common stock by each person known to be the beneficial owner of more than five percent of the outstanding common stock, and by our director and executive officer, individually and as a group.

Name and Address	Numbers of Shares Beneficially Owned	%
Michael J. Gelmon, 8 Fisherman’s Point Elbow Valley Rocky View MD No 44 Calgary, Alberta, Canada T3Z 1B1	-0-	0.0%
Directors and Executive Officer as a Group (one person)	-0-	0.0%

Item 13. Certain Relationships and Related Transactions and Director Independence.

Transactions with Directors, Officers and Principal Shareholders

Through July 2007, we leased office space from KMS, LLC, purportedly a limited liability company owned and controlled by a former officer, at a rate of $10,000 per month for a term expiring in 2013. We vacated the premises in August 2007 and are seeking to rescind the lease for breach of contract and fraud. See Item 3. Legal Proceedings.

Certain former directors and officers who are still minority shareholders made cash advances to the Company at various times. These advances are due on demand, bear no interest and are unsecured. Interest expense is imputed at a rate of 8.25% and $7,088 of imputed interest was recorded during the year ended February 29, 2008. At February 28, 2007, the total amount owed to related parties in connection with these transactions was $36,382.

Securities Purchase Agreements

2005-2007 Securities Purchase Agreements

Beginning effective November 30, 2005 and ending November 21, 2007, we entered into a series of Securities Purchase Agreements with AJW Offshore, Ltd., AJW Partners, LLC, AJW Qualified Partners, LLC, and New Millennium Capital Partners II (the “Investors”) and ancillary agreements. Under the Securities Purchase Agreements, we sold the Investors a total of $3,005,000 in Callable Secured Convertible Notes (the "Convertible Notes") due in three years, respectively, with 12% annual interest payable quarterly.  The interest rate was 8% prior to July 10, 2008. The Investors may convert the Convertible Notes into shares at the lower of $.05 per share or 55% of the three lowest intraday trading prices during the twenty trading days prior to conversion. We issued the Investors for no additional cash consideration Stock Purchase Warrants (the "Warrants") to purchase an aggregate of 53,000,000 shares at $.0001 per share, except for 20,000,000 warrants having an exercise price of $.0012 and 5,000,000 warrants for which the exercise price was $.0001. The Warrants expire seven years from the date issued.

As of July 8, 2008, the Investors have converted approximately $26,155 of the Convertible Notes into 23,750,000 shares of Common Stock. Based on a weighted average conversion price of $.001125 the remaining $2,978,845 in Convertible Notes may be converted into more than 2,500,000,000 shares. Management believes that the actual conversion price may be lower and additional shares may be issued if accrued interest is converted.

Provisions of the Transaction Agreements

The Investors will be entitled to exercise the Warrants on a cashless basis if the shares of common stock underlying the Warrants are not then registered pursuant to an effective registration statement. In the event that an Investor exercises the Warrants on a cashless basis, then we will not receive any proceeds. In addition, the exercise price of the Warrants will be adjusted in the event we issue common stock at a price below market, with the exception of any securities issued as of the date of the Warrant or issued in connection with the Convertible Notes issued pursuant to the Securities Purchase Agreements. Upon the issuance of shares of common stock below the market price, the exercise price of the Warrants will be reduced accordingly. The market price is determined by averaging the last reported sale prices for our shares of common stock for the five trading days immediately preceding such issuance as set forth on our principal trading market. The exercise price shall be determined by multiplying the exercise price in effect immediately prior to the dilutive issuance by a fraction. The numerator of the fraction is equal to the sum of the number of shares outstanding immediately prior to the offering plus the quotient of the amount of consideration received by us in connection with the issuance divided by the market price in effect immediately prior to the issuance. The denominator of such issuance shall be equal to the number of shares outstanding after the dilutive issuance.

In addition, the conversion price of the Convertible Notes and the exercise price of the Warrants will be adjusted in the event that we issue common stock at a price below the fixed conversion price or below market price, with the exception of any securities issued in connection with the Securities Purchase Agreements. The conversion price of the Convertible Notes and the exercise price of the Warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the Investors’ positions.

Payment of the Convertible Notes is secured by all of our assets pursuant to a Security Agreement and an Intellectual Property Security Agreement.

Pursuant to a Registration Rights Agreement we agreed to file a registration statement to register on request by the Investors the shares underlying the Notes and Warrants. We will be subject to the payment of certain penalties and damages in the event we do not satisfy our obligations under the Transaction Agreements including those with respect to registration of the shares underlying the Convertible Notes and Warrants.

Item 14. Principal Accountant Fees and Services.

The following table presents fees for professional services rendered by Malone & Bailey, P.C. to us for 2008 and 2007:

Types of Fees	Year Ended February 29, 2008	Year Ended February 28, 2007
Audit Fees (a)	$51,760	$55,382
Tax Fees (b)	-0-	-0-
Other Fees (c)	-0-	-0-

To safeguard the continued independence of the independent auditors, the Board has adopted a policy that expands our existing policy preventing our independent auditors from providing services to us that are prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended. This policy also provides that independent auditors are only permitted to provide services to the Company that have been pre-approved by the Board of Directors. Pursuant to the policy, all audit services require advance approval by the directors. All other services by the independent auditors that fall within certain designated dollar thresholds, both per engagement as well as annual aggregate, have been pre-approved under the policy. Different dollar thresholds apply to the three categories of pre-approved services specified in the policy (Audit Related services, Tax services and other services). The directors must approve all services that exceed the dollar thresholds in advance.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

4.1
Form of Securities Purchase Agreement, Callable Secured Convertible Note, Security Agreement, Intellectual Property Security Agreement, Subsidiary Guaranty, Registration Rights Agreement, and Common Stock Purchase Warrant signed with or, issued by the Registrant, as the case may be, to the Investors (1)

23.1	Consent of Malone & Bailey, P.C. dated July 21, 2008 (2)

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on July 18, 2006.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 21, 2008		PaperFree Medical Solutions, Inc.

	By:	/s/Michael J. Gelmon
Michael J. Gelmon, Officer, CEO, CFO, President, Treasurer, Secretary and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: July 21, 2008
	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Officer, CEO, CFO, President, Treasurer, Secretary and Director