Form 10QSB
period 2008-05-31
PaperFree Medical Solutions, Inc.
filed 2008-07-21
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

Commission File Number 333-86706

PAPERFREE MEDICAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0375957
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

1871 Dogwood Ct., Kokomo, Indiana	46901
(Address of Principal Executive offices)	(Zip Code)
Registrant's telephone number, including area code: (765) 456-1089

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one: Large accelerated filer [ ] Accelerated filer [] Smaller reporting company [x]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]
Number of shares outstanding of issuer’s Common Stock, no par value outstanding as of July 15, 2008: 97,561,908.

TABLE OF CONTENTS
(Omits inapplicable items)

	PART I
Item 1.	Financial Statements…………..……...…………….…………	3
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations………………….…..…..	4
Item 4T.	Controls and Procedures………………………...……………..	5
	PART II
Item 6.	Exhibits……………...…………..……………………………..	6

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended May 31, 2008 are not necessarily indicative of the results that can be expected for the year ending February 29, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)
ASSETS	May 31, 2008	February 29, 2008
Current assets
Cash	$ 12,382	$ 7,309
Accounts receivable, net of the allowance of $81,935 and $81,935	10,329	16,122
Prepaid and other current assets	1,101	3,854
Total current assets	23,812	27,285

Fixed assets, net accumulated depreciation and impairment of $281,032 and $280,032	19,000	20,000
Deferred financing costs	99,444	118,403
Total assets	$ 142,256	$ 165,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$771,835	$601,236
Accrued Interest	353,369	302,703
Notes payable - related parties	-	36,322
Callable secured convertible notes payable, current	787,718	-
Mandatorily redeemable Series C Preferred Stock, $.001 par value, 90,000 shares authorized, issued, and outstanding	75,600	75,600
Total current liabilities	1,988,522	1,015,861

Derivative liabilities	288,169	307,394
Callable secured convertible notes payable, net of current and unamortized discount of $368,459 and $465,759	1,822,247	2,512,836
Total liabilities	4,098,938	3,836,091

Stockholders' deficit
Series A and B Convertible Preferred Stock, $.001 par value, 4,910,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 97,561,908 and 97,061,908 shares issued and outstanding	98,066	97,066
Additional paid-in-capital	61,884,859	61,885,204
Accumulated deficit	(65,939,437)	(65,653,003)
Total stockholders' deficit	(3,956,512)	(3,670,403)
Total liabilities and stockholders' deficit	$142,257	$165,688

See accompanying notes to the consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended
	May 31, 2008	May 31, 2007
Revenue	$ 78,364	$ 203,935

Operating expenses:
General and administrative	215,633	473,881
Depreciation expense	1,000	7,915
Loss from continuing operations	(138,269)	(277,861)

Other income (expense):
Gain on derivatives	19,213	37,100
Interest expense	(167,407)	(125,184)
Net loss	$ (286,463)	$ (365,945)

Basic and diluted loss per share	$(0.00)	$ (0.00)

Weighted average shares outstanding - basic and diluted	97,496,691	79,692,292

See accompanying notes to the consolidated financial statements.

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
	Three Months ended May 31,
	May 31, 2008		May 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (286,463)		$ (365,945)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,000		7,915
Deferred financing costs amortization	18,959		9,711
Convertible debt discount amortization	97,273		72,457
Stock options for services	-		6,430
Imputed interest		-	2,851
(Gain)/Loss on derivatives	(19,213)		(37,100)
Common stock issued for services	-		5,250
Changes in assets and liabilities:
Accounts receivable	5,793		28,788
Prepaid and other current assets	2,753		17,829
Stock Payable	-		(25,951)
Accounts payable and accrued liabilities	89,971		63,747
CASH USED IN OPERATING ACTIVITIES	(89,927)		(214,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-		(15,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in line of credit	-		(2,708)
Advance from shareholder	95,000		-
Proceeds from related party advances	-		3,955
Repayment of advances to related parties	-		(14,511)
Proceeds from convertible debt, net of offering costs	-		275,000
CASH PROVIDED BY FINANCING ACTIVITIES	95,000		261,736

NET CHANGE IN CASH	5,073		32,066
Cash, beginning of period	7,309		286,293
Cash, end of period	$ 12,382		$ 318,359
Cash paid for:
Interest	$ -		$ -
Income tax	-		-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Discount on convertible debt from derivatives	$ -		$ 14,574
Reclass of related party debt to accounts payable	36,322		-
Conversion of note payable to common stock	170		9,600

See accompanying notes to the consolidated financial statements.

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

As shown in the accompanying financial statements, we incurred a net loss of $286,463 for the three months ended May 31, 2008 , and had an accumulated deficit of $65,939,437 and a working capital deficit of $1,964,710 at May 31,2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans include selling our business or assets or acquiring a business in a reverse merger. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of PaperFree Medical Solutions, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in PaperFree’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements, which would, substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in Form 10-K have been omitted.

Reclassifications - Certain prior year amounts have been reclassified to conform with the current year presentation.

Use of estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the amounts reported in the financial statements. We regularly evaluate estimates and judgments based on historical experience and other relevant facts and circumstances. Actual results could differ from those estimates.

NOTE 3 - CALLABLE SECURED CONVERTIBLE NOTES PAYABLE

PaperFree entered into a securities purchase agreement with four investors (the “Note Holders”) on November 30, 2005. This financing facility is composed of callable secured convertible notes (“Notes”) and warrants (“Warrants”). The callable secured convertible notes bear interest at 8% per annum from the date of issuance and is payable quarterly. On June 13, 2008, we amended our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.
As of May 31, 2008, the note holders have converted $26,325 of the debt into common shares. Further, the note holders provided a waiver related to payment of principal and interest and any defaults related the above notes. This waiver was given through March 1, 2009.

These Notes are a hybrid instrument containing more than one embedded derivative feature. Based on the guidance in SFAS 133 and EITF 00-19, we concluded that both the conversion option and the warrants were required to be accounted for as derivatives. As a result, we are required to record the fair value of the conversion options and the warrants on our balance sheet at fair value with changes in the values of these derivatives reflected in the consolidated statement of operations. The initial derivative results in a discount to our notes, which is amortize over the life of the note using the effective interest rate method. For the three months ended May 31, 2008 and 2007, we recognized $97,273 and $72,457 of amortization expenses related to our note discount.

We have incurred $222,500 in deferred financing cost related to the issuance of our convertible notes. These costs are being amortized over the life of the notes using the effective interest method. We recorded amortization expense of $18,959 and $9,711 for the three months ended May 31, 2008 and 2007, respectively.

On March 12, 2008, $170 of convertible notes were converted to 500,000 shares of our common stock at a conversion rate of $0.00034.

NOTE 4 – COMMON STOCK

During the three months ended May 31, 2008, Paperfree issued 500,000 shares of common stock to convert $170 of notes payable.(see Note 3)

NOTE 5 – WARRANTS AND OPTIONS

Under our 2006 Stock Option Plan, unexercised employee stock options automatically cancel three months after the termination of the employee. Due to the resignation of our Executive Management and Directors, all of our outstanding stock options will automatically cancel within three months of their departure unless exercised.

The following table provides a summary of employee stock options:

	Stock Options	Weighted average exercise price	Aggregate intrinsic value	Weighted Average remaining contractual life (years)

Outstanding at February 28, 2008	7,500,000	$ 0.021

Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	6,000,000	0.014
Outstanding at May 31,2008	1,500,000	$ 0.033	$ -	8.56

Exercisable at May 31,2008	1,500,000

There were no warrants granted, exercised or cancelled during the period. At May 31, 2008, we had 53,000,000 warrants outstanding with an weighted average exercise price of $0.008.

NOTE 7 – SUBSEQUENT EVENTS

On July 10, 2008, we amended our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Plan of Operation

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

 In 2005, we entered into an arrangement that has to date provided $3,005,000 from the sale of convertible notes to an investment group. The proceeds were used to develop our products and services, and as working capital for operating expenses and accounts payable. We do not expect the investment group to provide additional financing. As of July 8, 2008, the investment group has converted to stock approximately $26,325 of the notes. The aggregate outstanding principal amount of the remaining convertible notes was approximately $2,978,675 as of that date. We believe without assurance that the investment group will continue to convert the notes to stock. However, the rate of conversion has been minimal as a result of the decrease in our stock price, to which the rate of conversion is tied. It is not likely that all of the remaining debt will be converted when it begins to become due on March 1, 2009. On June 13, 2008, we amended our convertible note agreements to increase the interest rate from 8% to 12%. All other provisions of the note agreements remained unchanged.

As a result of our inability to achieve a critical mass of customers to establish a stable niche in our business, generate a positive cash flow, or to obtain additional financing, we reduced our staff to one part-time employee. While we are still servicing our customers, we are redirecting our efforts towards selling our business or assets and/or acquiring a business in a reverse merger. In addition, all our former officers and directors resigned and we have recruited new management. Given our vulnerable financial condition and lack of personnel, there can be no assurance that during this attempted turnaround we can implement our business plan and become profitable.

Our plan of operation for the remainder of fiscal 2009 is as follows:

To maintain our existing customer revenue;

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

Three months ended May 31, 2008 and May 31, 2007

Revenue decreased to $78,364 for the quarter ended May 31, 2008 compared to $203,935 in 2007. The decrease in revenue was primarily due to the expiration of contracts with clients.

General and administrative expenses decreased to $215,633 for the quarter ended May 31, 2008 compared to $473,881 in 2007. This decrease is primarily due to lower payroll expense resulting from the departure of our employees and management, which occurred around February 2008. As a result, loss from continuing operations decreased to $138,269 from $277,861.

For the quarter ended May 31, 2008, we recorded a gain on derivatives of $19,213 compared to a gain of $37,100 in 2007. The estimated market value of the derivative instrument is based, in part, on the price of our stock.

Interest expense increased to $167,407 for the quarter ended May 31, 2008 compared to $125,184 in 2007. This increase is primarily due to increased borrowings and increased amortization of debt discount and deferred financing costs.

As a result of the above activity, net loss for the three months ended May 31, 2008 decreased to $286,463 compared to a net loss of $365,945 in 2007.

Item 4T. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, principally our chief executive officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i.) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure. In particular, we have identified the following material weakness of our internal controls:

▪	There is an over-reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

▪	There is a lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

Management’s annual report on internal control over financial reporting associated with the Company’s business are set forth on Form 10-KSB for the year ended February 29, 2008.

Changes in Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO.

31.2	Certifications Required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CFO.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PAPERFREE MEDICAL SOLUTIONS, INC

July 21, 2008	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

July 21, 2008	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive Officer and
Director