Form 10QSB/A
period 2008-05-31
PaperFree Medical Solutions, Inc.
filed 2008-07-22
CIK 1171546

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

TABLE OF CONTENTS
(Omits inapplicable items)

	PART I
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4T.	Controls and Procedures
	PART II
Item 6.	Exhibits	12

EXPLANATORY NOTE

Paperfree is filing this Amendment No. 1 to our Form 10-Q for the quarterly period ended May 31, 2008 to correct certain typographical errors on our Consolidated Balance Sheet. For the convenience of the reader, this Form 10-Q/A sets forth the original filing in its entirety as amended by and to reflect the following changes to the Consolidate Balance Sheet as of May 31, 2008: (1) Common stock, which was reported as $98,066, is revised to $97,567; (2) Additional paid-in-capital, which was reported as $61,884,859, is revised to $61,885,217; (3) Accumulated deficit, which was reported as $65,939,437, is revised to $65,939,466; (4) Total stockholders’ deficit, which was reported as $(3,956,512), is revised to $(3,956,682); and (5) Total liabilities and stockholders’ deficit, which was reported as $142,257, is revised to $142,256. Except as revised to reflect the typographical errors specifically described above, no other changes are made to the original Form 10-Q.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAPERFREE MEDICAL SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	May 31, 2008	February 29, 2008
ASSETS
Current assets
Cash	$ 12,382	$ 7,309
Accounts receivable, net of the allowance of $81,935 and $81,935	10,329	16,122
Prepaid and other current assets	1,101	3,854
Total current assets	23,812	27,285

Fixed assets, net accumulated depreciation and impairment of $281,032 and $280,032	19,000	20,000
Deferred financing costs	99,444	118,403
Total assets	$ 142,256	$ 165,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$771,835	$601,236
Accrued Interest	353,369	302,703
Notes payable - related parties	-	36,322
Callable secured convertible notes payable, current	787,718	-
Mandatorily redeemable Series C Preferred Stock, $.001 par value, 90,000 shares authorized, issued, and outstanding	75,600	75,600
Total current liabilities	1,988,522	1,015,861

Derivative liabilities	288,169	307,394
Callable secured convertible notes payable, net of current and unamortized discount of $368,459 and $465,759	1,822,247	2,512,836
Total liabilities	4,098,938	3,836,091

Stockholders' deficit
Series A and B Convertible Preferred Stock, $.001 par value, 4,910,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $.001 par value, 500,000,000 shares authorized, 97,561,908 and 97,061,908 shares issued and outstanding	97,567	97,066
Additional paid-in-capital	61,885,217	61,885,204
Accumulated deficit	(65,939,466)	(65,653,003)
Total stockholders' deficit	(3,956,682)	(3,670,403)
Total liabilities and stockholders' deficit	$142,256	$165,688

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

As shown in the accompanying financial statements, we incurred a net loss of $286,463 for the three months ended May 31, 2008, and had an accumulated deficit of $65,939,466 and a working capital deficit of $1,964,710 at May 31, 2008. These conditions raise substantial doubt as to our ability to continue as a going concern. Management’s plans include selling our business or assets or acquiring a business in a reverse merger. The financial statements do not include any adjustments that might be necessary if PaperFree is unable to continue as a going concern.

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

NOTE 4 – COMMON STOCK

During the three months ended May 31, 2008, Paperfree issued 500,000 shares of common stock to convert $170 of notes payable. (See Note 3)

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

PAPERFREE MEDICAL SOLUTIONS, INC.

Date: July 21, 2008	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive
Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and dates indicated.

Date: July 21, 2008	By:	/s/ Michael J. Gelmon
Michael J. Gelmon, Chief Executive Officer and
Director